Form 10-K
period 2014-01-31
Blue Fashion Corp.
filed 2014-04-30
CIK 1574863

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of April 30, 2014, the registrant had 6,545,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 30, 2014.

TABLE OF CONTENTS

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Blue Fashion Corp. is a newly formed company, based in Belgrade, Serbia and registered in the State of Nevada on the 14th May 2012. It is a developing stage corporation and is still in its initial stages of development.

Our business intention is to provide top models for fashion shows, television commercials, movies and magazines. Our revenue is earned via commission received from the deal we make with the model and the client. We intend to charge a fee to our clients who will want to hire our models paying for the models image, appearance and time. Our clients will be charged by the day or by the hour of models engagement, or on an alternative basis as notified to the client by our company (for example, a set fee for a catwalk show). A 'day' is an 8-hour. Overtime is charged at one-and-a-half times the hourly rate. Any booking which is over 5 hours will be charged at the day rate. We don’t intend to vary fees among the clients. The 30% commission amount pursuant to the Nina Vorkapic modeling contract will be the standard commission amount in each modeling agreement.

GENERAL STRATEGY

Building an organization of a strong and stable business structure while gaining confidence from our clients and our models by providing a good, concrete service and process of work. Our principal aim is to offer new models to the fashion industry.

MARKETING AND ADVERTISING/POTENTIAL CLIENTS

Blue Fashion Corp. intends to rely on our President and sole director, Bojana Banjac to market and publicize our business. A personnel might be hired to develop marketing side of the company. Besides other means, great part of the marketing and advertising is planned to be done online. We intend to hire a web designer to assist us in building our website.

While our website is being completed, we will generate profile pages on several major social networks. Presence on the Internet should sustain our business contour and bring our philosophy to the fashion community and perhaps spread the customer base in the fashion market. Promotion of our business is planned to also include advertising in the media, newspapers and magazines.

We also plan to update and distribute printed marketing material. For our future clients we will prepare business cards that we will hand out to every potential customer or collaborator as well as a potential models. We intend to print flyers with intention to hand them out before our auditions and castings for new models.

Target are fashion designers, Television and film production companies, Fashion Houses, magazine and newspaper establishments in the region of Serbia, Bosnia and surrounding areas. Company has plans to cover regions of North America, to be followed with other fashion cities of the world.

ASSETS

Company has purchased a used Nikon D7000 digital SLR camera together with 18-55mm AF-S DX VR Nikon Zoom Lens. The camera is a 16.2 Megapixel camera and it’s an effective tool and camera model to be utilized in fashion photography, and its cost was $1,050.

Agreement with Ms. Nina Vorkapic

Blue fashion Corp. has entered in to a contract with Nina Vorkapic a professional fashion model.

The main terms are:

1)

Nina Vorkapic agreed to engage in working relationship with Blue Fashion Corp.

2) Nina Vorkapic shall pay to Blue Fashion Corp. a sum equal to 30% (thirty percent) of all monies received by her as   a model under all contracts of employment entered during the term specified in the contract.

3) The term of the agreement is for a period of 2 years.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of January 31, 2014, no shares of our common stock have traded.

Number of Holders

As of January 31, 2014, the 6,545,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2014 and 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JANUARY 31, 2014 COMPARED TO PERIOD MAY 14, 2013 (INCEPTION) TO  JANUARY 31, 2013.

Our net loss for the fiscal year ended January 31, 2014 was $15,621 compared to a net loss of $ 727 during the period ended January 31, 2013. During fiscal year ended January 31, 2014, the Company has not generated any revenue.

During the fiscal year ended January 31, 2014, we incurred operating expenses of $15,621 compared to operating expenses of $727 incurred during the period ended January 31, 2013.

Expenses incurred during the fiscal year ended January 31, 2014 compared to period ended January 31, 2013 increased primarily due to the increased scale and scope of business operations.

 The weighted average number of shares outstanding was 5,569,887 for the fiscal year ended January 31, 2014 compared to 5,000,000 for the period from May 14, 2012 to January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JANUARY 31, 2014 AND 2013

As of January 31, 2014, our total assets were $10,125 comprised of cash of $ 9,283 and net fixed assets of $842 and our total liabilities were $6,623 comprised of notes payable to related parties.

As of January 31, 2013, our total assets were $10,896 comprised of cash and cash equivalents of $9,846 and fixed assets of $1,050 and our total liabilities were $6,623 comprised of loans from related parties. Stockholders’ equity decreased from $4,273 as of January 31, 2013 to $3,502 as of January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended January 31, 2014, net cash flows used in operating activities was $15,413 consisting of a net loss of $15,621 and depreciation expense of $208. For the period from May 14, 2012 (Inception) to January 31, 2013, net cash flows used in operating activities were $727 consisting of a net loss.  Net cash flows used in operating activities was $16,140 for the period from May 14, 2012 (inception) to January 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended January 31, 2014, net cash from financing activities was $14,850 consisting of $14,850 of proceeds received from issuances of common stock. For the period from May 14, 2012 (Inception) to January 31, 2013, net cash provided by financing activities was $11,623 consisting of $5,000 of proceeds received from issuances of common stock and $6,623 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2014 and January 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

BLUE FASHION CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

Including Independent Auditors’ Report

For the Year Ended January 31, 2014

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blue Fashion Corp.

We have audited the accompanying balance sheets of Blue Fashion Corp. as of January 31, 2013 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2014, for the period May 14, 2012 (inception) through January 31, 2013 and for the period May 14, 2012 (inception) through January 31, 2014 Blue Fashion Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Fashion Corp. as of January 31, 2013 and 2014 and the results of its operations and its cash flows for the year ended January 31, 2014, the period from May 14, 2012 (inception) through January 31, 2013 and the period May 14, 2012 (inception) through January 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated deficit of $16,348 as of January 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
April 30, 2014

2

Blue Fashion Corp. (A Development Stage Company) Balance Sheets
ASSETS	January 31, 2014	January 31, 2013

Current Assets
Cash and cash equivalents	$9,283	9,846

Total Current Assets	9,283	9,846

Fixed Assets
Furniture and equipment, net	842	1,050

Total Fixed Assets	842	1,050

Total Assets	$10,125	10,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$-	-
Loan from director	6,623	6,623

Total Liabilities	6,623	6,623

Stockholders’ Equity
Common Stock, par value $.001; 75,000,000 shares authorized, 6,545,000 and 5,000,000 shares issued and outstanding	6,545	5,000
Additional paid-in capital	13,305	-
Deficit accumulated during the development stage	(16,348)	(727)

Total Stockholders’ Equity	3,502	4,273

Total Liabilities and Stockholders’ Equity	$10,125	10,896

Blue Fashion Corp. (A Development Stage Company) Statements of Cash Flows For the Year Ended January 31, 2014 and for the Period from May 14, 2012 (Inception) to January 31, 2013 and 2014
	Year ended January 31, 2014	For the Period from May 14, 2012 (Inception) to January 31, 2013	For the Period from May 14, 2012 (Inception) to January 31, 2014

Revenues	$-	$-	$-

Operating Expenses
Professional fees	14,790	-	14,790
Bank fees	623	12	635
Business license and permits	-	715	715
General and administrative expenses	208	-	208
Total Operating Expenses	15,621	727	16,348

Net Loss From Operations	(15,621)	(727)	(16,348)

Provision for Income Taxes	-	-	-

Net Loss	$(15,621)	(727)	(16,348)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,569,877	5,000,000

The accompanying notes are an integral part of these financial statements.

Blue Fashion Corp. (A Development Stage Company) Statements of Stockholders’ Equity Cumulative from May 14, 2012 (Inception) to January 31, 2014
	Common Stock Shares Amount		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Inception, May 14, 2012	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Net loss for the period ended January 31, 2013	-	-	-	(727)	(727)

Balance as of January 31, 2013	5,000,000	5,000	-	(727)	4,273

Shares issued for cash at $0.001 per share	1,545,000	1,545	13,305	-	14,850

Net loss for the period ended January 31, 2014	-	-	-	(15,621)	(15,621)

Balance as of January 31, 2014	6,545,000	6,545	13,305	(16,348)	3,502

The accompanying notes are an integral part of these financial statements.

Blue Fashion Corp.

(A Development Stage Company)

Statements of Cash Flows

For the Year Ended January 31, 2014 and for the Period

from May 14, 2012 (Inception) to January 31, 2013 and 2014

	For the Year Ended January 31, 2014	For the Period from May 14, 2012 (Inception) to January 31, 2013	For the Period from May 14, 2012 (Inception) to January 31, 2014
Cash flows from operating activities:
Net loss for the period	$(15,621)	(727)	(16,348)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	208	-	208

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-	-

Net cash used in operating activities	(15,413)	(727)	(16,140)

Cash flows from investing activities:
Furniture and equipment	-	(1,050)	(1,050)

Net cash provided by investing activities	-	(1,050)	(1,050)

Cash flows from financing activities:
Proceeds from sale of common stock	14,850	5,000	19,850
Loans from director	-	6,623	6,623

Net cash provided by financing activities	14,850	11,623	26,473

Net increase (decrease) in cash	(563)	9,846	9,283

Cash, beginning of the period	9,846	-	-
Cash, end of the period	$9,283	9,846	9,283

Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

Blue Fashion Corp. was incorporated under the laws of the State of Nevada on May 14, 2012.  We are a development stage company in a business of providing exclusive agent services finding top models for fashion shows, television commercials, movies and magazines.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $9,283 and $9,846 of cash as of January 31, 2014 and 2013, respectively..

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013 and 2014.

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

NOTE 3—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of January 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4-FIXED ASSETS

The Company’s fixed assets consist of equipment of $1,050 as of January 31, 2014 and 2013, respectively. Accumulated depreciation as of January 31, 2014 and 2013 was $208 and $0, respectively. Depreciation expense for the year ended January 31, 2014 and the period May 14, 2012 (Inception) to January 31, 2013 was $208 and $0, respectively.

NOTE 5—LOANS FROM DIRECTOR

On May 14, 2012, a director loaned $381 to incorporate the Company.

On November 1, 2012, a director loaned the Company $167 to purchase business license and file initial list with Nevada Secretary of State.

On November 6, 2012, a director loaned $5,000 to the Company for business expenses.

On January 23, 2013, a director loaned $1,050 to purchase Nikon D7000 digital SLR camera, 18-55mm AF-S DX VR Nikon Zoom Lens.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $6,623 as of January 31, 2014.

NOTE 6—COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 2, 2013, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

On October 25, 2013, the Company issued 1,545,000 shares of common stock for cash proceeds of $15,450 at $0.01 per share.

There were 6,545,000 shares of common stock issued and outstanding as of January 31, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – INCOME TAXES

As of January 31, 2014, the Company had net operating loss carry forwards of approximately $16,348 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	January 31, 2014	January 31, 2013
Federal income tax benefit attributable to:
Current Operations	$15,621	$727
Less: valuation allowance	(15,621)	(727)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2014	January 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$5,311	$247
Less: valuation allowance	(5,311)	(247)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $16,384 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of January 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Bojana Banjac 2780 So. Jones Blvd. #3752 Las Vegas, Nevada 89146 Nikola Manojlovic 2780 So. Jones Blvd. #3752 Las Vegas, Nevada 89146	45 27	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer Secretary

BOJANA BANJIC

For the last 5 years our director Ms. Bojana Banjac has been working as an accountant and administrator at the institute of Microbiology. In 1992 Ms. Banjac has graduated in Computer science and acquired a title of an engineer in Information Technology.

At a young age she finished an elementary level ballet school. She then went to complete a course for fashion modeling and catwalk, after which she was hired to working as a model. At the age of thirty Ms. Banjac started working as a model scout for a Greek modeling agency based in Belgrade, Serbia. She later took up a position of a consultant for the same agency holding a role as an organizer of fashion and trade shows and being a coordinator and a casting agent for the models. Within the same organization Ms. Banjac has built a school of modeling and makeup. She no longer works or associates with that firm. Ms. Banjac’s experiences with modeling agencies have led to our conclusion that Ms. Banjac should be serving as a member of our board of director in light of our business and structure.

NIKOLA MANOJLOVIC

From 2008 to 2010 as well as being an art student our secretary has been employed as a calligrapher, administrator and secretary at a printing firm connected to a church. From 2010 to 2013 Nikola Manojlovic was a manager and event organizer for a Serbian pop singer.ecommerce classes.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Bojana Banjac; our president currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on May 14, 2012 until January 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Bojana Banjac President	May 14, 2012 to Januaary 31, 2013	0	0	0	0	0	0	0	0
Nikola Manojlovic Secretary	May 14, 2012 to Januaary 31, 2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of January 31, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of January 31, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Bojana Banjac 2780 So. Jones Blvd. #3752 Las Vegas, Nevada 89146	5,000,000 shares of common stock (director)	76%

The percent of class is based on 6,545,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended January 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2014, we incurred approximately $6,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended April 30, 2013, July 31, 2013, October 31, 2013, January 31, 2014.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2014	By: /s/ Bojana Banjac
Bojana Banjac, President and Chief Executive Officer and Chief Financial Officer