Form 10-Q
period 2014-04-30
Blue Fashion Corp.
filed 2014-05-27
CIK 1574863

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

1 | Page

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 22, 2014
Common Stock: $0.001	6,545,000

3 | Page

BLUE FASHION CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS	April 30, 2014 (unaudited)	January 31, 2014
Current Assets
Cash and cash equivalents	$ 4,397	$ 9,283

Total Current Assets	4,397	9,283

Fixed Assets
Furniture and Equipment	790	842

Total Fixed Assets	790	842

Total Assets	$ 5,187	$ 10,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 6,623	$ 6,623

Total Liabilities	6,623	6,623

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,545,000 shares issued and outstanding	6,545	6,545
Additional paid in capital	13,305	13,305
Deficit accumulated during the development stage	(21,286)	(16,348)
Total Stockholders’ Equity	(1,436)	3,502

Total Liabilities and Stockholders’ Equity	$ 5,187	$ 10,125

See accompanying notes to condensed unaudited financial statements.

4 | Page

BLUE FASHION CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	From May 14, 2012 (Inception) to April 30, 2014

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Depreciation Expense	52	52	260
Business License and Permits	-	-	715
Bank fees	6	91	641
General and administrative expenses	4,880	8,700	19,670

TOTAL OPERATING EXPENSES	4,938	8,843	21,286

NET LOSS FROM OPERATIONS	(4,938)	(8,843)	(21,286)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (4,938)	$ (8,843)	$ (21,286)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,545,000	5,000,000	5,000,000

See accompanying notes to condensed unaudited financial statements.

5 | Page

BLUE FASHION CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	For the Period from May 14, 2012 (Inception) to April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,938)	$ (8,843)	$ (21,286)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	52	52	260
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,886)	(8,791)	(21,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	-	-	(1,050)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-	(1,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	19,850
Loans from director	-	-	6,623
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	26,473

NET INCREASE IN CASH	(4,886)	(8,791)	4,397
Cash, beginning of period	9,283	9,846	-
Cash, end of period	$ 4,397	$ 1,055	$ 4,397

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

BLUE FASHION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

APRIL 30, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Blue Fashion Corp. was incorporated under the laws of the State of Nevada on May 14, 2012.  We are a development stage company in a business of providing exclusive agent services finding top models for fashion shows, television commercials, movies and magazines.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,397 of cash as of April 30, 2014.

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

7 | Page

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2014.

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

NOTE 3 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on April 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2014 audited financial statements.  The results of operations for the nine months ended April 30, 2014 are not necessarily indicative of the operating results for the full year.

8 | Page

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of April 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 5 – LOANS FROM DIRECTOR

On May 11, 2012, director loaned $381 to Incorporate the Company.

On November 1, 2012, director loaned the Company $167 to purchase business license and file initial list with Nevada Secretary of State.

n November 6, 2012, director loaned $5,000 to the Company for business expenses.

On January 23, 2014, director loaned $1,050 to purchase Nikon D7000 digital SLR camera, 18-55mm AF-S DX VR Nikon Zoom Lens.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $6,623 as of April 30, 2014.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 2, 2014, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

On October 25, 2013, the Company issued 1,545,000 shares of common stock for cash proceeds of $15,450 at $0.01 per share.

There were 6,545,000 shares of common stock issued and outstanding as of April 30, 2014.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

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

Three Months Period Ended April 30, 2014 and 2013

Our net losses for the three months periods ended April 30, 2014 and 2013 were $4,938 and $8,843. During the three months periods ended April 30, 2014 and 2013 we have not generated any revenue.

During the three months periods ended April 30, 2014 and 2013, our operating expenses were bank service charges, depreciation expenses, business license and permits and general and administrative expenses.

10 | Page

Liquidity and Capital Resources

Three Months Period Ended April 30, 2014

As at April 30, 2014, our total assets were $5,187 compared to $10,125 in total assets at January 31, 2014. Total assets were comprised of $4,397 in cash and furniture and equipment expenses of $790. Our current liabilities were $6,623 as of April 30, 2014 and January 31, 2014. Stockholders’ equity was $ (1,436) as of April 30, 2014 compare to stockholders' equity of $ 3,502 as of January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months periods ended April 30, 2014 and 2013, net cash flows used in operating activities were $4,886 and $8,791.

Cash Flows from Investing Activities

For the three months periods ended April 30, 2014 and 2013, we did not generate any cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended April 30, 2014 and 2013, we did not generate any cash flows from financing activities.

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

11 | Page

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our January 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

12 | Page

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

Blue Fashion Corp.
Dated: May 22, 2014	By: /s/ Bojana Banjac
Bojana Banjac, President and Chief Executive Officer and Chief Financial Officer

13 | Page