Form 10-Q
period 2014-07-31
Vopia, Inc.
filed 2014-09-22
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-188119

Vopia, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2079422
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1700 Montgomery Street, Suite 101 San Francisco, CA 94111
(Address of principal executive offices)

415-835-9463
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,900,000 common shares as of September 9, 2014.

	TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosure
Item 5:	Other Information
Item 6:	Exhibits

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of July 31, 2014 and January 31, 2014 (unaudited)
F-2	Condensed Statements of Operations for the three and six months ended July 31, 2014 and 2013 (unaudited)
F-3	Condensed Statements of Cash Flows for the six months ended July 31, 2014 and 2013 (unaudited)
F-4	Notes to Condensed Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

Condensed Balance Sheets
(Unaudited)

	July 31, 2014	January 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$2,416	$9,283
Prepaid expenses	16,700	—
Total Current Assets	19,116	9,283
Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(312)	(208)
Total Fixed Assets	738	842
Investment in intellectual property	10,000	—
Total Assets	$29,854	$10,125
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$2,400	$—
Advances from related party	18,000	—
Loans from director	—	6,623
Total Liabilities	20,400	6,623
Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 250,000,000 shares authorized, 6,645,000 and 6,545,000 shares issued and outstanding as of July 31, 2014 and January 31, 2014, respectively	132,900	130,900
Additional paid in capital	—	—
Accumulated (Deficit)	(123,446)	(127,398)
Total Stockholders’ Equity (Deficit)	9,454	3,502
Total Liabilities and Stockholders’ Equity (Deficit)	$29,854	$10,125

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013	Six Months Ended July 31, 2014	Six Months Ended July 31, 2013
REVENUES	$—	$—	$—	$—
OPERATING EXPENSES
Depreciation Expense	52	52	104	104
Bank fees	6	60	12	151
Professional fees	5,675	(910)	10,555	7,790
TOTAL OPERATING EXPENSES	5,733	(798)	10,671	8,045
NET LOSS FROM OPERATIONS	(5,733)	798	(10,671)	(8,045)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	$(5,733)	$798	$(10,671)	$(8,045)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	131,566,660	100,000,000	131,233,340	100,000,000

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31, 2014	Six Months Ended July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,671)	$(8,045)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	104	104
Changes in assets and liabilities:
Increase in accrued expenses	2,400	—
Increase in prepaid expenses	(16,700)	—
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,971)	(7.941)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	18,000	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	18,000	—
NET INCREASE IN CASH	(6,867)	(7,941)
Cash, beginning of period	9,283	9,846
Cash, end of period	$2,416	$1,905
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$6,623	$—
Issuance of shares for intellectual property	$10,000	$—

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Vopia, Inc. (formerly Blue Fashion Corp.) was incorporated as Blue Fashion Corp. under the laws of the State of Nevada on May 14, 2012.  The Company is a start up stage company formerly in the business of providing exclusive agent services finding top models for fashion shows, television commercials, movies and magazines. On July 4, 2014, the Company entered into a contribution agreement with Gimwork Project LP for the acquisition of assets and the assumption of liabilities associated with search technology software and online platforms. On August 5, 2014 the Company changed its name to Vopia, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,416 of cash as of July 31, 2014.

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

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2014
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2014.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of July 31, 2014. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2014
(Unaudited)

NOTE 4 – INVESTMENT IN INTELLECTUAL PROPERTY

On July 4, 2014, the Company entered into a contribution agreement with Gimwork Project LP for the acquisition of assets and the assumption of liabilities associated with search technology software and online platforms. In consideration, the Company issued to Gimwork Project LP 100,000 shares of common stock with a deemed value of $10,000.

NOTE 5 – LOANS FROM DIRECTOR

On May 11, 2012, director loaned $381 to Incorporate the Company.

On November 1, 2012, director loaned the Company $167 to purchase business license and file initial list with Nevada Secretary of State.

On November 6, 2012, director loaned $5,000 to the Company for business expenses.

On January 23, 2014, director loaned $1,050 to purchase Nikon D7000 digital SLR camera, 18-55mm AF-S DX VR Nikon Zoom Lens.

The loans are unsecured, non-interest bearing and due on demand.

On July 4, 2014, the former officer and director, agreed to forgive $6,623 in loans, which was recorded as an increase in additional paid in capital.

The balance due to the director was $0 and $6,623 as of July 31, 2014 and January 31, 2014, respectively.

NOTE 6 – ADVANCES FROM RELATED PARTY

Advances from related party are unsecured, non-interest bearing, with no specified terms of repayment. The balance as of July 31, 2014 and January 31, 2014 was $18,000 and $0, respectively.

NOTE 7 – COMMON STOCK

The Company has 250,000,000, $0.001 par value shares of common stock authorized.

On January 2, 2013, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

On October 25, 2013, the Company issued 1,545,000 shares of common stock for cash proceeds of $15,450 at $0.01 per share.

On July 4, 2014, the Company issued 100,000 shares of common stock with a deemed value of $10,000 for intellectual property.

On August 5, 2014, the Company amended its Articles of Incorporation to increase its authorized share capital to 250,000,000, $0.001 par value shares of common stock.

There were 131,566,660 shares of common stock issued and outstanding as of July 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Gimwork Project LP has agreed to provide office space without charge until 2015. The Company is required to pay the monthly rent of $4,500 starting in 2015.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2014
(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the July 31, 2014 our board of directors and majority of our shareholders approved 20 for 1 forward split of our common stock. Prior to approval of the forward split we had a total of 6,645,000 issued and outstanding shares of common stock, par value $0.001. The split was effective September 9, 2014 and we now have a total of 132,900,000 issued and outstanding shares of common stock, par value $0.001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are a search technology software and online platform to collect, merge and validate the best business information from the web. We provide mobile and tablet browsers with a powerful search engine, targeted in-depth data collection and optimal solutions through a more efficient method. As the search engine environment has matured, the next challenge is clearly that of transparency and in-depth relevance. The most obvious online tool shortfall concerns the market that relates to business information, where services such as Google, Yellowpages, Manta, Yelp, Linkedin and Kompass are the market leaders, but have limited resources on company data and tend to focus on selected countries. Our solution bridges this gap, with the creation of what we believe is the most powerful mobile search specifically for professionals and focused on businesses across all countries.

On August 7, 2014, we launched our first beta version search platform to begin our initial live tests of the company's software and WebCrawler. A key goal was to measure the search engine's capacity for automatically updating its database with new and applicable content from companies' websites in real time. It allowed our developers to help improve its software, fix bugs and map the search engine's features through usability testing. The next steps in our development is an increase in system data, with an additional 20 million companies categorized in our system, and new application programming interface (API) test implementations to allow integration of new features into existing applications. Within 2 to 3 weeks, we plan to extend the system with more servers and new disk boxes to improve the speed and quality of the search engine. We plan to be fully operational by November 1, 2014.

Results of operations for the three and six months ended July 31, 2014 and 2013 ,

We have not earned any revenues since our inception on May 14, 2012. We are presently in the development stage of our business and we can provide no assurance that we will generate revenues from our search engine to sustain a viable business operation.

We incurred operating expenses in the amount of $5,733 for the three months ended July 31, 2014, as compared with ($798) for the same period ended 2013. We incurred operating expenses in the amount of $10,671 for the six months ended July 31, 2014, as compared with $8,045 for the same period ended 2013. The  amounts for each mentioned period was mainly attributable to professional fees.

We incurred a net loss in the amount of $5,733 for the three months ended July 31, 2014, as compared with net income of $798 for the same period ended 2013. We incurred a net loss in the amount of $10,671 for the six months ended July 31, 2014, as compared with $8,045 for the same period ended 2013. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2014, we had total current assets of $19,116. Our total current liabilities as of July 31, 2014 were $20,400. As a result, we had a working capital deficit of $1,284 as of July 31, 2014.

Operating activities used $24,971 in cash for the six months ended July 31, 2014. Our net loss of $10,671 and an increase in prepaid expenses of $16,700 were the main reasons for our negative operating cash flow.

Financing activities provided $18,000 from related party advances for the six months ended July 31, 2014.

We will require a cash injection of $3.5 million during the remainder of fiscal 2014 to achieve our operating plan. We plan to seek additional financing in a private equity offering to secure funding for operations. More than 75% of the proceeds are expected to be used to establish our market presence. The costs are mostly related to the execution of our marketing strategy for our online and offline promotional tools. The remaining capital will cover the costs of logistics, rentals and the cost of personnel. We believe that the capital we plan to raise will be sufficient to cover our operating expenses for the first twelve months. There can be no assurance, however, that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

4

Off Balance Sheet Arrangements

As of July 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending January 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

5

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 4, 2014, we issued 100,000 shares of common stock with a deemed value of $10,000  for intellectual property.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vopia, Inc.

Date:	September 22, 2014

By:	/s/ Jose De La Cruz Jose De La Cruz
Title:	Chief Executive Officer and Director

7