Form 10-Q
period 2014-10-31
Vopia, Inc.
filed 2014-12-15
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,900,000 common shares as of December 9, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of October 31, 2014 and January 31, 2014 (unaudited)
F-2	Condensed Statements of Operations for the three and nine months ended October 31, 2014 and 2013
F-3	Condensed Statements of Cash Flows for the nine months ended October 31, 2014 and 2013
F-4	Notes to Condensed Financial Statements

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

BALANCE SHEETS

ASSETS	October 31, 2014 (unaudited)	January 31, 2014
Current Assets
Cash and cash equivalents	$—	$9,283
Prepaid expenses	2,034	—
Total Current Assets	2,034	9,283

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(364)	(208)
Total Fixed Assets	686	842

Investment in intellectual property	10,000	—
Total Assets	$12,720	$10,125
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$3,165	$—
Advances from related party	18,000	—
Due to shareholder	245	—
Loans from director	—	6,623
Total Liabilities	21,410	6,623
Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000 (January 31, 2014 - 130,920,000) shares issued and outstanding	132,900	130,900
Additional paid in capital	—	—
Deficit accumulated during the development stage	(141,590)	(127,398)
Total Stockholders’ Equity (Deficiency)	(8,690)	3,502
Total Liabilities and Stockholders’ Equity	$12,720	$10,125

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

STATEMENTS OF OPERATIONS

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013	Nine Months Ended October 31, 2014	Nine Months Ended October 31, 2013
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Depreciation Expense	52	52	156	156
General and administrative	245	—	820	—
Bank fees	16	442	28	593
Professional fees	17,831	—	27,811	7,790

TOTAL OPERATING EXPENSES	18,144	494	28,815	8,539

NET LOSS FROM OPERATIONS	(18,144)	(494)	(28,815)	(8,539)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(18,144)	$(494)	$(28,815)	$(8,539)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,900,000	122,167,400	131,788,889	106,708,560

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31, 2014	Nine Months Ended October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(28,815)	$(8,539)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	156	156
Changes in assets and liabilities:
Increase in accrued expenses	3,165	—
Increase in prepaid expenses	(2,034)	—
CASH FLOWS USED IN OPERATING ACTIVITIES	(27,684)	(8,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	—	14,850
Advances from related party	18,000	—
Due to shareholder	245	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	18,245	14,850

NET INCREASE IN CASH	(9,283)	6,467
Cash, beginning of period	9,283	9,846
Cash, end of period	$—	$16,313

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$6,623	$—
Issuance of shares for intellectual property	$10,000	$—

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Vopia, Inc. (formerly Blue Fashion Corp.) was incorporated as Blue Fashion Corp. under the laws of the State of Nevada on May 14, 2012.  The Company is a development stage company formerly in the business of providing exclusive agent services finding top models for fashion shows, television commercials, movies and magazines. On July 4, 2014, the Company entered into a contribution agreement with Gimwork Project LP for the acquisition of assets and the assumption of liabilities associated with search technology software and online platforms. On August 5, 2014 the Company changed its name to Vopia, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of October 31, 2014.

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

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2014.

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

Recent Accounting Pronouncements

Vopia, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – INVESTMENT IN INTELLECTUAL PROPERTY

On July 4, 2014, the Company entered into a contribution agreement with Gimwork Project LP for the acquisition of assets and the assumption of liabilities associated with search technology software and online platforms. In consideration, the Company issued to Gimwork Project LP 100,000 shares of common stock with a deemed value of $10,000.

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER

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

The balance due to the director was $0 and $6,623 as of October 31, 2014 and January 31, 2014, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

The balance due to the shareholder was $245 and $0 as of October 31, 2014 and January 31, 2014, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

Advances from related party are unsecured, non-interest bearing, with no specified terms of repayment. The balance as of October 31, 2014 and January 31, 2014 was $18,000 and $0, respectively.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 6 – COMMON STOCK

The Company has 250,000,000, $0.001 par value shares of common stock authorized.

Effective September 9, 2014 our board of directors and majority of our shareholders approved 20 for 1 forward split of our common stock.

On January 2, 2013, the Company issued 100,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

On October 25, 2013, the Company issued 30,900,000 shares of common stock for cash proceeds of $15,450 at $0.01 per share.

On July 4, 2014, the Company issued 2,000,000 shares of common stock with a deemed value of $10,000 for intellectual property.

On August 5, 2014, the Company amended its Articles of Incorporation to increase its authorized share capital to 250,000,000, $0.001 par value shares of common stock.

There were 132,900,000 shares of common stock issued and outstanding as of October 31, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Gimwork Project LP has agreed to provide office space without charge until 2015. The Company is required to pay the monthly rent of $4,500 starting in 2015.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of October 31, 2014. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand.

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

We have completed beta testing of our software and WebCrawler and data is now updating 24/7. More than 40 million companies have been updated into our database with more current information, and more than 5,000 new companies are being added every day. We have updated the speed and quality of the search engine with a fusion IO card and upgraded to the latest version of SQL2014.

Some of the development on the advertising side has been delayed primarily for "geo targeting ads package, by IP tracking of users," but we plan to implement the advertising solution by the end of the year. This will include:

1.	Local Pages - Opportunity for local companies to create a company page.

2.	Local Deals - Create weekly deal based on location and popular categories.

3.	Real-time ads - Create real-time text link in search results as a complement to google adwords.

We have launched our search engine www.vopia.com in full mode and we have decided to run the web version until January 15 before we go live with a full mobile compatible site. In addition, we have developed our corporate website www.vopiainc.com, which is now live.

4

Results of operations for the three and nine months ended October 31, 2014 and 2013

We have not earned any revenues since our inception on May 14, 2012. We are presently in the development stage of our business and we can provide no assurance that we will generate revenues from our search engine to sustain a viable business operation.

We incurred operating expenses in the amount of $18,144 for the three months ended October 31, 2014, as compared with $494 for the same period ended 2013. We incurred operating expenses in the amount of $28,815 for the nine months ended October 31, 2014, as compared with $8,539 for the same period ended 2013. The amounts for each mentioned period was mainly attributable to professional fees.

We incurred a net loss in the amount of $18,144 for the three months ended October 31, 2014, as compared with a net loss of $494 for the same period ended 2013. We incurred a net loss in the amount of $28,815 for the nine months ended October 31, 2014, as compared with $8,539 for the same period ended 2013. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of October 31, 2014, we had total current assets of $2,034. Our total current liabilities as of October 31, 2014 were $21,410. As a result, we had a working capital deficit of $19,376 as of October 31, 2014.

Operating activities used $27,684 in cash for the nine months ended October 31, 2014. Our net loss of $28,815 was the main reason for our negative operating cash flow.

Financing activities provided $18,245 mostly from related party advances for the nine months ended October 31, 2014.

On November 20, 2014, we issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand.

We will require a cash injection of $3.5 million to achieve our operating plan. We plan to seek additional financing in a private equity offering to secure funding for operations. More than 75% of the proceeds are expected to be used to establish our market presence. The costs are mostly related to the execution of our marketing strategy for our online and offline promotional tools. The remaining capital will cover the costs of logistics, rentals and the cost of personnel. We believe that the capital we plan to raise will be sufficient to cover our operating expenses for the first twelve months. There can be no assurance, however, that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of October 31, 2014, there were no off balance sheet arrangements.

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

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vopia, Inc.

Date:	December 15, 2014

By:	/s/ Jorgen Frederiksen Jorgen Frederiksen
Title:	Chief Executive Officer and Director

8