Form 10-K
period 2015-01-31
Vopia, Inc.
filed 2015-05-01
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-188119

Vopia, Inc.
(Exact name of registrant as specified in its charter)

Nevada	39-2079422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Montgomery Street, Suite 101 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 415-835-9463

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,725,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 132,900,000 as of April 29, 2015

PART I

Item 1. Business

Overview

Vopia is a search technology software and online platform to collect, merge and validate the best business information from the web. We provide mobile and tablet browsers with a powerful search engine, targeted in-depth data collection and optimal solutions through a more efficient method. As the search engine environment has matured, the next challenge is clearly that of transparency and in-depth relevance. The most obvious online tool shortfall concerns the market that relates to business information, where services such as Google, Yellowpages, Manta, Yelp, Linkedin and Kompass are the market leaders, but have limited resources on company data and tend to focus on selected countries. The Vopia solution bridges this gap, with the creation of a mobile search specifically for professionals and focused on businesses across all countries.

Core Competencies

Vopia’s core competencies are pivotal to its success.

  Vopia’s software and WebCrawler are constantly and automatically updating the database with new and applicable data from the companies’ websites.
  Vopia has affiliate agreements guaranteeing additional and relevant information on each company.
  On Vopia, users can find the companies and products they want immediately – in any type of industry and worldwide.
  Over 45 million company websites from 60 countries are currently indexed in Vopia.
  Performing a search on Vopia is simple, manageable and easy to do.

Vision

Build the most powerful mobile data search application to find up-to-date information on businesses worldwide.

Mission

Vopia will be established as the preferred B2B and B2C platform. The core of this platform is our unique search engine with advanced crawler technology. In the future the search engine will be complemented by additional services and applications as illustrated below.

Vopia will continuously focus on delivering the best and fastest overview on structured company information worldwide. The primary target is to digitalize information on every company in the world. This will secure Vopia a unique position and will make it easier and faster to do business worldwide.

Available Products/Services

Vopia offers a strong search tool to attract users. Some features of our search engine include:

Company search - 90 million companies sort by category, keyword, popularity and location.

People search - 250 million professionals sort by industry, job title and location.

Products search - 50 million products (included EAN Products)

Social network - 240 million social networks.

Free search - To deliver web address, emails, who is lookup, website summary, phone, contacts and social links.

Target search - To deliver free limited contact information by targeted keyword and location.

Map application - To show website information by industry and location by Google map application.

Vopia offers a range of products and services to attract potential data buyers like:

API - To deliver website information by targeted keyword.

Self-service - To deliver contact information and email by targeted keyword.

Internet Traffic - Leveraging its knowledge about generating traffic from Google using search engine optimization.

E-mails - Offer companies an email service to alert them when their profiles have been updated or viewed.

Network - Attracting a wide range of companies through their own community networks and pressroom.

There are now added 10.5 million profile pages. The total number of profiles pages in Vopia.com is now 182.5 million.

In addition, link to Google + pages is now added as social media together with Facebook, Twitter and Linkedin. In addition, you can search and buy among 36 million products. We are working to implement more feed with popular products from the international shopping site like Kelkoo and daily deals site on local basis. We are under developing of new way to target your search by map location. We expect the new shopping feed and map location search is launched during the month of June.

Services towards Partners

Services - A partnership with Vopia can direct targeted users and potential buyers to services like specific suppliers and greater in-depth company information. Participants will also have access to credit information, online travel booking, online purchase of IT services and hardware, recruitment services, stock listing and financial services, online marketing and advertising.

Content - Vopia also offers partnerships for other portals with a Business-to-Business oriented content, which gives the partner a high quality of dynamic content with a high relevance for the targeted user and audience.

Location - Vopia will provide a business API to find products and suppliers by specific location and user ranking.

Major Competitors

Vopia’s competitors are the market leaders in search engine technology and their success is a symbol of our potential market. Our competitive edge is based on newly developed web crawlers, data mining software and advanced search algorithms, which provides users a more effective mobile search experience. Below is a list of our key competitors categorized into four sections: A. Full Web, B. Locater, C. Researcher and D. Different.

A - Full Web

These search sites are the mobile equivalent of Google or Yahoo. They search the full web to get the best response to your query. Type a keyword or phrase into a text-box on the mobile site, and it will display a page with a list of responses. To better adapt to the mobile Internet, quite a number of these sites now pursue an "answers not links" policy. These sites use mobile analytics and user search-history to tailor responses to the individual user.

B - Locater

Location-based search engine that looks in specific geographic areas for what the user has requested. These are most often interested in local shops, events and entertainments.

C - Researcher

These search engines are geared towards answering specific questions. If you want to know why the sky is blue, or who did the voice for Principal Skinner in the Simpsons, these mobile sites are for you. Some use "intelligent" search engines to try and locate the best answer. Some search an internal database of information. Others forward your query onto a living researcher, who finds the answer to your question and sends it back to you.

D - Different

This category covers those search engines which serve such a specific (and often very clever) purpose that they simply do not fit into any other category.

No.	Name	Description	Type
1	Answers	http://mobile.answers.com is the mobile version of www.answers.com. Searches result in an encyclopaedia-style entry on the subject matter.	C
2	AOL	http://mobile.aol.com/ – the mobile portal of AOLs search engine	A
3	ASK	http://m.ask.com is the mobile portal of web search engine www.ask.com	A
4	ChaCha	www.chacha.com maintains a panel of experts. ChaCha forwards users texts to the person best qualified to answer the question, and promises answers within minutes	C
5	Concierge	Maintained by Conde Nast, the mobile search site www.concierge.com targets holiday makers. It searches destination brochures, holiday sites, hotels and weather information from around the world.	B
6	Google mobile	Google Search for mobile users, http://m.google.com/, offers advertisers the chance to place ads alongside search results.	A
7	Guanxi	http://www.minfo.com/guanxi/en/ is an SMS based search service, with an optional downloadable client. It is a city-search service for China, providing entertainment and amenities information.	B
8	Hiogi	www.hiogi.com is a community of people connected via Twitter, SMS and the mobile Internet. Users are rewarded for answering and asking questions. http://mobile.hiogi.com is its mobile portal.	C
9	Ixigo	The mobile portal for an Indian travel search site, http://m.ixigo.com provides flight and hotel information.	A
10	JumpTap	Using information collected from its mobile search platform, www.jumptap.com places targeted ads with search results.	A

11	JustDial	www.justdial.com is the web based version of this Indian local search engine. It also offers SMS keyword searches to it’s database.	B
12	Kannuu	www.kannuu.com offers search software that runs on non-computer devices. Its kannuu.device engine is geared towards the mobile Internet, using predictive software to speed searches.	A
13	Live Search Mobile	www.livesearchmobile.com is the mobile portal for Windows Live search engine. It offers location-based searches and full-web search.	A
14	Local	www.local.com provides location-based searches based on two inputs: what you’re looking for and where you’re looking for it. http://mobile.local.com does the same on mobile!	B
15	Maporama	Geared towards companies rather than individuals, www.maporama.com allows users to keep track of sales outlets, clients, suppliers as well as moving sales agents & emergency units.	D
16	MasterCard Nearby	https://wap.mcnearby.com is a location-based service that allows MasterCard customers to locate nearby cash and special merchant offers	B
17	mCore Search	The mobile search engine of www.motricity.com, mCore promises single box search. It covers meta-search, WAP, Web indexes, local search, and portal search.	A
18	mdog	http://mdog.com is a mobiles search only usable by smartphones. It offers the same functions as a full web search engine.	A
19	Medio	www.medio.com runs a mobile search engine which uses mobile analytics to try and provide one-stop search results for users. Its mobile adverts are targeted and placed with the search results.	A
20	Mindshare	www.mindshare.com is a multi-national advertising agency. Its Mindshare Interactive company deals with mobile advertising, and Mindshare Search deals with mobile search	A
21	Mobile Content Networks	http://mcn-inc.com combines vertical search with its Taxonomy Engine to try to provide accurate search results. It also provides the opportunity to place targeted ads with search results. Demo of the search engine can be found here: http://mobilesearch.net/	A
22	Mobile411	This downloadable app from www.v-enable.com allows location-based searches for local entertainment. Phone calles, texts and maps are all available from the app.	B
23	Nokia Mobile Search	Nokia’s website provides the download for this app based search engine, which offers locations based and full web searches	A B

24	Onyomo	http://m.onyomo.com/ provides it’s users with location-based info on amenities from Restaurants and ATMs to Airlines and Chemists.	B
25	Picollator Mobile	www.picollator.com is a search engine that uses pictures instead of text for query input. http://picollator.mobi/ is the mobile version of this search engine.	D A
26	Searchme	The mobile version of www.searchme.com, http://m.searchme.com allows users to view a picture of the pages in its search result before choosing which one to visit.	A
27	Slifter	www.slifter.com is a location-based service that helps users find products and promotions at local stores	B
28	Technorati mobile	The mobile version of www.technorati.com, http://m.technorati.com/ specifically searches the “live” web, eg. blogs, news updates and other user generated content.	A
29	Texperts	www.texperts.com offers answers to any question by text, and also a detailed map (from www.multipmap.com) in response to queries for directions.	C
30	Yahoo! Mobile	Yahoo! OneSearch is the mobile version of the full web searcher. Yahoo! Mobile Ad Services can also place ads with any of Yahoo’s mobile web services.	A
31	Yulop	A location-based search engine, http://m.yulop.com provides mobile search, navigation and traffic info, and locating friends and family.	A

Marketing Strategy

Promoting vopia.com

Vopia’s market presence will be achieved by relying on the strategy of identifying and serving a specialized market segment of business professionals. There are many competing sites, but we believe the future of search engines, and the Web as a whole, is to consolidate into niche groups and specific communities that provide direct and targeted information to their users. Presently, there is not one company dominating the mobile search engine market, mainly because our top competitors have structured their business around desktop systems and are just beginning to transition to mobile. This presents an opportunity for Vopia to position itself as the leading mobile search engine for business professionals worldwide. To achieve this goal, Vopia’s strategy is a mix of online and offline promotional tools:

1. Online Promotional Tools

Affiliate Marketing	VOPIA.COM plans to establish an affiliate program to increase the visibility of the company.
Article Marketing	Article Marketing is an effective way of increasing visitor to the website. The company plans to use press releases, guest posts and other tools like HubPages & Squidoo to increase the visibility.
Blog Marketing	VOPIA.COM plans to use expert bloggers to increase the flow of traffic to the website. The bloggers will link the content which increase the search engine ranking thereby drawing visitors to the website.

Email Marketing	VOPIA.COM plans to use email marketing as an effective tool (sending email) to increase visibility amongst prospective customers.
Social Media	VOPIA.COM plans to use social media effectively to establish its presence. Some of the social media tools used are Twitter, Facebook and Youtube among others.
Newsletters	VOPIA.COM plans to send newsletters to its existing user base and its prospective customers.
Search Engine Marketing	VOPIA.COM plans to use variety of Search Engine Marketing tools to increase the visibility. They are PPC, Google Adwords, MSN Ad Center, Solo Ads, etc.
Search Engine Optimization	VOPIA.COM plans to use variety of Search Engine Optimization tools such as Keyword Selection, Content Writing, On-page Optimization and Off-page Optimization.

2. Offline Promotional Tools

Magazines	VOPIA.COM plans to advertise in various magazines and publications focusing on business and entrepreneurs.
Newspaper	VOPIA.COM plans to advertise in print media such as national daily newspapers and weekly newspapers, which will increase the visibility of the service.
Television Ads	VOPIA.COM plans to advertise in television, which will increase the visibility of the company and enhance brand awareness.
Newsletters	VOPIA.COM plans to send newsletters to its prospective customers.
Brochures, Flyers & Presentations	VOPIA.COM plans to use brochures and flyers to reach the customers.
Referral Program	VOPIA.COM plans to have referral programs and will partner with suitable partners such as textile companies, schools and institutions accordingly. VOPIA.COM also plans to have referral options for customers and will incentivize them for identifying new customers for VOPIA.COM.

Online Business Directories	VOPIA.COM plans to promote its services by listing in various business directories like yellow pages, which will increase the visibility and bring more business to the company.
Word of Mouth	VOPIA.COM plans to consider this as a most successful marketing tool as the recommendation from satisfied customers will increase our business. VOPIA.COM will have a separate testimonial page and will provide the testimonials for customer to read.

Market Opportunity

The demand for faster and better information about companies and products grows with the increasing volume of information on the Internet. Online users seek for precise and targeted content as they look to avoid the deluge of non-relevant data. This has created the opportunity for companies to develop content specific platforms that provide users with an effective search tool, in sync with their needs.

According to Gartner, Inc., an information technology research and advisory firm based in Connecticut, estimates for data sales will grow to $2 billion in 2014 and will increase to $4 billion by 2016. Vopia plans to take advantage of this opportunity by providing the largest database of company information that relevantly matches a user’s search criteria and that is constantly updated with the most current data online.

Market Needs

As the economy becomes increasingly global there is a growing market demand for locating new partners, suppliers and buyers across country borders and between regions. It is relatively easy to locate specific companies if their websites’ names are known in advance (through search engines, data providers and social network). It is also possible to locate suppliers by searching for specific products or services as long as you know the local directories and data providers such as Experian, Dun & Bradstreet and Salesforce. However, these companies often focus on a variety of other sectors that are not relevant to business, or professional services.

There is a rapidly growing need for a faster and easier way to locate partners, suppliers and buyers across borders and in a language users are familiar with. Vopia has found that in the early phases of the search process, particularly in the Awareness phase, there is a heavy reliance on general search, with 65.3% of search engine users indicating that random online searches are their usual starting point. As users progress through the purchase cycle, the reliance on general search decreases.

What increases is the usage of B2B vertical engines. As prospects move through the Research and Negotiation phases, they use B2B vertical engines to a greater extent to do further research on their alternatives and find specific information about companies and competitors. Vopia believes that, with its advanced web crawlers and data mining software, the company is better suited to provide users with the relevant information needed to help them make the right decisions throughout their purchasing cycle.

Operational Overview

Reasons to Choose Vopia

  Vopia has a local and a global target group.
  Unique segmentation possibilities, e.g. keyword, categories and industries.
  Sponsor links are targeted directly at the relevant users, according to their search criteria.
  Vopia has a global B2B and B2C target group.
  Listed companies can add more search words allowing more people and more relevant target groups to find their business.

Effectiveness

  Vopia provides effective marketing: Vopia generates "clicks" from the users that have a defined need for information and provide the opportunity for immediate action, e.g. negotiation and buying mode.
  Sponsor links have a predominant place on Vopia.
  The opportunity to present the company in a very attractive way compared to the competing directories.
  Easy and manageable interface for customers.
  The opportunity for targeting the profile via access to user statistics, e.g. multiple tracking possibilities.

Intellectual Property

We plan to rely upon trademark, copyright and trade secret laws in various jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary assets and brands. We do not own any patent, trademark or copyright registrations at the present time.

Government Regulation

The application of new and existing laws and regulations to the Internet or other online services could also have a material adverse effect on our business, prospects, financial condition and results of operations. Several federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party web properties that include materials that infringe copyrights or rights of others. The Children’s Online Privacy Protection Act is intended to restrict the distribution of certain materials deemed harmful to children and imposes additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances. The foregoing legislation may impose significant additional costs on our business or subject us to additional liabilities, if we were not to comply fully with their terms, whether intentionally or not.

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally, and some of these proposals apply specifically to paid search businesses and ownership rights of Internet domain properties. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and in other unforeseen ways.

We anticipate that new laws and regulations affecting us will be implemented in the future. Those new laws, in addition to new applications of existing laws, could expose us to substantial liabilities and compliance costs. In addition, because our services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state.

Personnel

We have 1 officer and director. In the following months, we will look to add more experience to the team as we build the web development team and our administrative and financial capabilities. We need a total of 21 personnel in order to achieve our target growth in the market.

Capital Requirements

We will require a cash injection of $3.5 million to achieve our operating plan. We plan to seek additional financing in a private equity offering to secure funding for operations. More than 75% of the proceeds are expected to be used to establish our market presence. The costs are mostly related to the execution of our marketing strategy for Vopia’s online and offline promotional tools, discussed above. The remaining capital will cover the costs of logistics, rentals and the cost of personnel. Vopia believes that the capital it plans to raise will be sufficient to cover the operating expenses for the first twelve months. There can be no assurance, however, that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Item 2. Properties

We lease office space at 1700 Montgomery Street, Suite 101, San Francisco, CA 94111, United States (administrative office) and National House, 81/A, Kunj Society, Alkapuri. Vadodara, 390007, Gujarat-India (Software Development Office) for a combined monthly rent of $4,500. Gimwork Project LP has paid the rent on these leases though 2014. We are required to pay the monthly rent starting in 2015. The monthly fee includes internet connection, phone and administrative support (24 hours support) and security.

.Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “VOPA” on the OTCQB operated by OTC Markets Group, Inc.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending January 31, 2015
Quarter Ended	High $	Low $
January 31, 2015	1.01	.25
October 31, 2014	1.00	.25
July 31, 2014	1.25	1.25
April 30, 2014	1.25	1.25

On March 31, 2015, the last sales price per share of our common stock was $0.25.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 30, 2015, we had 132,900,000 shares of our common stock issued and outstanding, held by thirty-five (35) shareholders of record, with others holding shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.       we would not be able to pay our debts as they become due in the usual course of business, or;

2.       our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We have not issued any unregistered equity securities since we reported in our last report on Form 10-Q for the quarter ended July 31, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Years Ended January 31, 2015 and 2014

Revenues

We have not earned any revenues since our inception on May 14, 2012. We are presently in the development stage of our business and we can provide no assurance that we will generate revenues from our search engine to sustain a viable business operation.

We incurred operating expenses in the amount of $40,805 for the year ended January 31, 2015, as compared with $15,621 for the same period ended 2014. The amounts for each mentioned period was mainly attributable to professional fees.

We incurred a net loss in the amount of $41,002 for the year ended January 31, 2015, as compared with a net loss of $15,621 for the same period ended 2014. Our losses for each period are mainly attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of January 31, 2015, we had total current assets of $3,662. Our total current liabilities as of January 31, 2015 were $35,173. As a result, we had a working capital deficit of $31,511 as of January 31, 2015.

Operating activities used $37,528 in cash for the year ended January 31, 2015. Our net loss of $41,002 was the main reason for our negative operating cash flow.

Financing activities provided $28,245 for the year ended January 31, 2015 mostly from related party advances.

On May 14, 2014, we received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of January 31, 2015. We currently have limited working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses We intend to position the company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of January 31, 2015, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of January 31, 2015 and 2014
F-3	Statements of Operations for the years ended January 31, 2015 and 2014
F-4	Statement of Stockholders’ Equity from inception to January 31, 2015
F-5	Statements of Cash Flows for the years ended January 31, 2015 and 2014
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vopia, Inc. (f/k/a/ Blue Fashion Corp.)

We have audited the accompanying balance sheets of Vopia, Inc. (f/k/a Blue Fashion Corp.) as of January 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended January 31, 2015 and 2014. Vopia, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vopia, Inc (f/k/a Blue Fashion Corp.) as of January 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended January 31, 2015 and 2014in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company had accumulated deficit of $168,400 as of January 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
April 30, 2015

1660 Highway 100 South

Suite 500

St. Louis Park, MN 55416

630.277.2330

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

BALANCE SHEETS

	January 31, 2015	January 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$—	$9,283
Prepaid expenses	3,662	—
Total Current Assets	3,662	9,283
Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(416)	(208)
Total Fixed Assets	634	842
Investment in intellectual property	10,000	—
Total Assets	$14,296	$10,125
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$6,731	$—
Accrued interest	197	—
Advances from related party	28,000	—
Due to shareholder	245	—
Loans from director	—	6,623
Total Liabilities	35,173	6,623
Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000 (January 31, 2014 - 130,920,000) shares issued and outstanding	132,900	130,900
Additional paid in capital	14,623	—
Accumulated deficit	(168,400)	(127,398)
Total Stockholders’ Equity (Deficit)	(20,877)	3,502
Total Liabilities and Stockholders’ (Deficit)	$14,296	$10,125

See accompanying notes to financial statements

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

STATEMENTS OF OPERATIONS

	Year Ended January 31, 2015	Year Ended January 31, 2014
REVENUES	$—	$—
OPERATING EXPENSES
Depreciation Expense	208	—
General and administrative	2,152	208
Bank fees	58	623
Professional fees	38,387	14,790
TOTAL OPERATING EXPENSES	40,805	15,621
LOSS FROM OPERATIONS	(40,805)	(15,621)
OTHER INCOME (EXPENSE)
Interest Expense	(197)	—
TOTAL OTHER INCOME (EXPENSE)	(197)	—
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(41,002)	$(15,621)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,066,667	111,397,540

See accompanying notes to financial statements.

VOPIA, INC.
(FORMERLY BLUE FASHION CORP.)
STATEMENTS OF Stockholders’ Equity (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2013	100,000,000	100,000	—	(95,727)	4,273
Shares issued for cash at $0.001 per share	30,900,000	30,900	—	(16,050)	14,850
Net loss for the period ended January 31, 2014	—	—	—	(15,621)	(15,621)
Balance as of January 31, 2014	130,900,000	130,900	—	(127,398)	3,502
Forgiveness of director’s loan		—	6,623		6,623
Issuance of shares for asset contribution	2,000,000	2,000	8,000	—	10,000
Net loss for the period ended January 31, 2015	—	—	—	(41,002)	(41,002)
Balance as of January 31, 2015	132,900,000	132,900	14,623	(168,400)	(20,877)

 The accompanying notes are an integral part of these financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2015	Year Ended January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(41,002)	$(15,621)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	208	208
Changes in assets and liabilities:
Increase in accrued expenses	6,731	—
Increase in accrued interest	197	—
Increase in prepaid expenses	(3,662)	—
CASH FLOWS USED IN OPERATING ACTIVITIES	(37,528)	(15,413)
CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	—	14,850
Advances from related party	28,000	—
Due to shareholder	245	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	28,245	14,850
NET INCREASE (DECREASE) IN CASH	(9,283)	(563)
Cash, beginning of period	9,283	9,846
Cash, end of period	$—	$9,283
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$6,623	$—
Issuance of shares for intellectual property	$10,000	$—

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of January 31, 2015.

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

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2015.

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

The balance due to the director was $0 and $6,623 as of January 31, 2015 and January 31, 2014, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

The balance due to the shareholder was $245 and $0 as of January 31, 2015 and January 31, 2014, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand.

The balance as of January 31, 2015 and January 31, 2014 was $28,000 and $0, respectively.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

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

There were 132,900,000 shares of common stock issued and outstanding as of January 31, 2015.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Gimwork Project LP has agreed to provide office space without charge until 2015. The Company is required to pay the monthly rent of $4,500 starting in 2015.

NOTE 8 – INCOME TAXES

As of January 31, 2015, the Company had net operating loss carry forwards of approximately $168,400 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	January 31, 2015	January 31, 2014
Federal income tax benefit attributable to:
Current Operations	$13,941	$5,311
Less: valuation allowance	(13,941)	(5,311)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2015	January 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$19,499	$5,558
Less: valuation allowance	(19,499)	(5,558)
Net deferred tax asset	$—	$—

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 8 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $168,400 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of January 31, 2015. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending January 31, 2015.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Jorgen Frederiksen	57	President, Chief Executive Officer, Chief Financial Officer and Director

Jorgen Frederiksen, holds a degree in trading, graduating from Teknisk Skole, Aarhus, Denmark in 1984. From 1980-1993, Mr. Frederiksen has been an entrepreneur and has a combined 13 years’ experience of serving as an executive and director of various non-public trading companies while owning and operating his own businesses.

From 2000 to the present, Mr. Frederiksen has been CTO and supervisor at Jysk Haandvaerkerskole.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Jorgen Frederiksen, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended January 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jorgen Frederiksen Chief Executive Officer, Chief Financial Officer and Director	2015 2014	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Jose De La Cruz Former Chief Executive Officer, Chief Financial Officer and Director	2015 2014	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jorgen Frederiksen	—	—	—	—	—	—	—	—	—
Jose Del La Cruz	—	—	—	—	—	—	—	—	—

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 3, 2015, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 1700 Montgomery Street, Suite 101 San Francisco, CA 94111.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Jorgen Frederiksen	0	0%
All Directors and Executive Officers as a Group (1 person)	0	0%
5% Holders
Jose Del La Cruz 64 Rue Vieille Du Temple Paris, France 75004	10,000,000	8%
Gimwork Project LP(3) SL014174 78 Montgomery St. Suite 6 Scoltand Edinburg EH7 5JA	78,700,000	59%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 132,900,000 voting shares as of April 3, 2015.

(3)	Gimwork Project LP is beneficially owned by Michael Heiberg and Rasmus Refer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On July 4, 2014, we entered into a contribution agreement with Gimwork Project LP for the acquisition of assets and the assumption of liabilities associated with search technology software and online platforms. In consideration, the Company issued to Gimwork Project LP 2,000,000 (post split) shares of common stock with a deemed value of $10,000.

Gimwork Project LP has agreed to provide office space without charge until 2015. Gimwork Project LP paid $4,500 in 2014. We are required to pay the monthly rent of $4,500 starting in 2015.

On July 4, 2014, Bojana Banjac, our former officer and director, agreed to forgive $6,623 in loans, which was recorded as an increase in additional paid in capital.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended January 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$7,750	$0	$0	$0
2014	$6,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws
3.3	Certificate of Change(3)
3.4	Certificate of Amendment (4)
10.1	Contribution Agreement(2)
10.2	Loan Forgiveness and General Release Agreement(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

 **provided herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on April 25, 2013
(2)	Incorporated by reference to the Form 8-K filed on July 11, 2014
(3)	Incorporated by reference to the Form 8-K filed on September 9, 2014
(4)	Incorporated by reference to the Form 8-K filed on August 29, 2014
20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vopia, Inc.

By: /s/ Jorgen Frederiksen

Jorgen Frederiksen

President, Chief Executive Officer, Principal Executive Officer and Director

May 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jorgen Frederiksen

Jorgen Frederiksen

President, Chief Executive Officer, Principal Executive Officer and Director

May 1, 2015

