Form 10-Q
period 2015-04-30
Vopia, Inc.
filed 2015-06-19
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,900,000 common shares as of June 9, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of April 30, 2015 and January 31, 2015 (unaudited)
F-2	Condensed Statements of Operations for the three months ended April 30, 2015 and 2014 (unaudited)
F-3	Condensed Statements of Cash Flows for the three months ended April 30, 2015 and 2014 (unaudited)
F-4	Notes to Condensed Financial Statements

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	April 30, 2015	January 31, 2015
Current Assets
Cash and cash equivalents	$—	$—
Prepaid expenses	—	3,662
Total Current Assets	—	3,662

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(468)	(416)
Total Fixed Assets	582	634

Investment in intellectual property	10,000	10,000

Total Assets	$10,582	$14,296

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$4,481	$6,731
Accrued interest	447	197
Accrued rent	18,000	—
Advances from related party	28,000	28,000
Due to shareholder	245	245

Total Liabilities	51,173	35,173

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000 shares issued and outstanding	132,900	132,900
Additional paid in capital	14,623	14,623
Accumulated deficit	(188,114)	(168,400)
Total Stockholders’ Equity (Deficiency)	(40,591)	(20,877)

Total Liabilities and Stockholders’ Equity	$10,582	$14,296

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014

REVENUES	$—	$—
OPERATING EXPENSES
Depreciation Expense	52	52
General and administrative	1,258	4,880
Bank fees	—	6
Rent	18,000	—
Professional fees	154	—

TOTAL OPERATING EXPENSES	19,464	4,938

LOSS FROM OPERATIONS	(19,464)	(4,938)

OTHER INCOME (EXPENSE)
Interest Expense	(250)	—
TOTAL OTHER INCOME (EXPENSE)	(250)	—
Loss before Provision from Income Taxes	—	—
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(19,714)	$(4,938)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,900,000	130,900,000

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,714)	$(4,938)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	52	52
Changes in assets and liabilities:
Increase in accrued expenses	15,750	—
Increase in accrued interest	250	—
Decrease in prepaid expenses	3,662	—
CASH FLOWS USED IN OPERATING ACTIVITIES	—	(4,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	—	—
Advances from related party	—	—
Due to shareholder	—	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	—	(4,886)
Cash, beginning of period	—	9,283
Cash, end of period	$—	$4,397

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Vopia, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of April 30, 2015.

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

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2015.

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

NOTE 3 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on April 30, 2015 and for all period presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2015 audited financial statements. The results of operations for the three months ended April 30, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 4 – INVESTMENT IN INTELLECTUAL PROPERTY

On July 4, 2014, the Company entered into a contribution agreement with Gimwork Project LP for the acquisition of assets and the assumption of liabilities associated with search technology software and online platforms. In consideration, the Company issued to Gimwork Project LP 100,000 shares of common stock with a deemed value of $10,000.

NOTE 5 – LOANS FROM DIRECTOR AND SHAREHOLDER

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

The balance due to the director was $0 and $0 as of April 30, 2015 and January 31, 2015, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

The balance due to the shareholder was $245 and $245 as of April 30, 2015 and January 31, 2015, respectively.

NOTE 6 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand.

The balance as of April 30, 2015 and January 31, 2015 was $28,000 and $28,000, respectively.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2015

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

There were 132,900,000 shares of common stock issued and outstanding as of April 30, 2015.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Gimwork Project LP has agreed to provide office space without charge until 2015. The Company is required to pay the monthly rent of $4,500 starting in 2015. Rent expense of $18,000 has been recorded as of April 30, 2015.

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of April 30, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

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

We have completed beta testing of our software and WebCrawler and data is now updating 24/7. More than 45 million companies have been updated into our database with more current information, and more than 5,000 new companies are being added every day.

We offer a strong search tool to attract users. Some features of our search engine include:

▪	Company search - 90 million companies sort by category, keyword, popularity and location.
▪	People search - 250 million professionals sort by industry, job title and location.
▪	Products search - 50 million products (included EAN Products).
▪	Social network - 240 million social networks.
▪	Free search - To deliver web address, emails, who is lookup, website summary, phone, contacts and social links.
▪	Target search - To deliver free limited contact information by targeted keyword and location.
▪	Map application - To show website information by industry and location by Google map application.

We offer a range of products and services to attract potential data buyers like:

▪	API - To deliver website information by targeted keyword.
▪	Self-service - To deliver contact information and email by targeted keyword.
▪	Internet Traffic - Leveraging its knowledge about generating traffic from Google using search engine optimization.
▪	E-mails - Offer companies an email service to alert them when their profiles have been updated or viewed.
▪	Network - Attracting a wide range of companies through their own community networks and pressroom.

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

Our market presence will be achieved by relying on the strategy of identifying and serving a specialized market segment of business professionals. There are many competing sites, but we believe the future of search engines, and the Web as a whole, is to consolidate into niche groups and specific communities that provide direct and targeted information to their users. Presently, there is not one company dominating the mobile search engine market, mainly because our top competitors have structured their business around desktop systems and are just beginning to transition to mobile. This presents an opportunity for Vopia to position itself as the leading mobile search engine for business professionals worldwide. To achieve this goal, Vopia’s strategy is a mix of online and offline promotional tools:

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

Results of operations for the three months ended April 30, 2015 and 2013

We have not earned any revenues since our inception on May 14, 2012. We can provide no assurance that we will generate revenues from our search engine to sustain a viable business operation.

We incurred operating expenses in the amount of $19,464 for the three months ended April 30, 2015, as compared with $4,938 for the same period ended 2013. Our operating expenses for the three months ended April 30, 2015 were mainly attributable to rent of $18,000, whereas our operating expenses for the three months ended April 30, 2014 were mainly attributable to general and administrative expenses of $4,880.

We incurred a net loss in the amount of $19,714 for the three months ended April 30, 2015, as compared with a net loss of $4,938 for the same period ended 2013. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of April 30, 2015, we had no current assets. Our total current liabilities as of April 30, 2015 were $51,173. As a result, we had a working capital deficit of $51,173 as of April 30, 2015.

We will require a cash injection of $3.5 million to achieve our operating plan. We plan to seek additional financing in a private equity offering to secure funding for operations. More than 75% of the proceeds are expected to be used to establish our market presence. The costs are mostly related to the execution of our marketing strategy for Vopia’s online and offline promotional tools. The remaining capital will cover the costs of logistics, rentals and the cost of personnel. Vopia believes that the capital it plans to raise will be sufficient to cover the operating expenses for the first twelve months. There can be no assurance, however, that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of April 30, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending January 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vopia, Inc.

Date:	June __, 2015

By:	/s/ Jorgen Frederiksen Jorgen Frederiksen
Title:	Chief Executive Officer and Director

