Form 10-Q
period 2015-10-31
Vopia, Inc.
filed 2015-12-29
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,900,000 common shares as of December 9, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of October 31, 2015 (unaudited) and January 31, 2015;
F-2	Condensed Statements of Operations for the three and nine months ended October 31, 2015 and 2014 (unaudited);
F-3	Condensed Statements of Cash Flows for the nine months ended October 31, 2015 and 2014 (unaudited); and
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

CONDENSED BALANCE SHEETS

ASSETS	October 31, 2015 (unaudited)	January 31, 2015
Current Assets
Cash and cash equivalents	$—	$—
Prepaid expenses	—	3,662
Total Current Assets	—	3,662

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(572)	(416)
Total Fixed Assets	478	634

Investment in intellectual property	10,000	10,000

Total Assets	$10,478	$14,296

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$5,231	$6,731
Accrued interest	1,386	197
Accrued rent	45,000	—
Promissory notes payable	12,500	—
Advances from related party	28,000	28,000
Due to shareholder	245	245

Total Liabilities	$92,362	35,173

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000 (January 31, 2014 - 130,920,000) shares issued and outstanding	132,900	132,900
Additional paid in capital	14,623	14,623
Accumulated deficit	(229,407)	(168,400)
Total Stockholders’ Equity (Deficiency)	(81,884)	(20,877)

Total Liabilities and Stockholders’ Equity	$10,478	$14,296

See accompanying notes to financial statements.

 VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Depreciation Expense	52	52	156	156
General and administrative	—	245	1,258	820
Bank fees	40	16	40	28
Rent	13,500	—	45,000	—
Professional fees	6,795	17,831	13,364	27,811

TOTAL OPERATING EXPENSES	20,387	18,144	59,818	28,815

LOSS FROM OPERATIONS	(20,387)	(18,144)	(59,818)	(28,815)

OTHER INCOME (EXPENSE)
Interest Expense	(563)	—	(1,189)	—
TOTAL OTHER INCOME (EXPENSE)	(563)	—	(1,189)	—

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(20,950)	$(18,144)	$(61,007)	$(28,815)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,900,000	132,900,000	132,900,000	131,788,889

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(61,007)	$(28,815)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	156	156
Changes in assets and liabilities:
Increase in accrued expenses	43,500	3,165
Increase in accrued interest	1,189	—
Decrease (increase) in prepaid expenses	3,662	(2,034)
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,500)	(27,528)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	18,000
Due to shareholder	—	245
Proceeds from promissory note payable	12,500	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	18,245

NET INCREASE (DECREASE) IN CASH	—	(9,283)
Cash, beginning of period	—	9,283
Cash, end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$6,623	$6,623
Issuance of shares for intellectual property	$10,000	$10,000

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of October 31, 2015.

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

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2015.

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

NOTE 3 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on October 31, 2015 and for all period presented herein, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2015 audited financial statements. The results of operations for the nine months ended October 31, 2015 are not necessarily indicative of the operating results for the full year.

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

The balance due to the director was $0 and $0 as of October 31, 2015 and January 31, 2015, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

The balance due to the shareholder was $245 and $245 as of October 31, 2015 and January 31, 2015, respectively.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

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

The balance as of October 31, 2015 and January 31, 2015 was $40,500 and $28,000, respectively.

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

There were 132,900,000 shares of common stock issued and outstanding as of October 31, 2015.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Gimwork Project LP has agreed to provide office space without charge until 2015. The Company is required to pay the monthly rent of $4,500 starting in 2015. Rent expense of $45,000 has been recorded as of October 31, 2015.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of October 31, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

After months of extensive research, programming and market studies, our Business Mapping App is expected to be available for download in the Apple App Store come early December 2015 . This Business Mapping App will appeal to many types of consumers, from the on-the-road business man, to tourists travelling around town and to everyday people running errand and going about their lives. Our Business Mapping App will give users more business specific information from their search requests and provide them with fully loaded results populated with information gathered by us through our partnership programs and detailed database, all available via our existing online search  or through our new Business Mapping App.

Our software already has detailed listings for over 40 million businesses worldwide and this list is growing fast. Business information and services are ever evolving, and we are up to the challenge with the help of our partner relationships, which include some of the largest search engines, social media outlets, restaurant directories, encyclopaedias, and travel advisories etc., in the market, We pull all this data together in a one one-stop-shop Business Mapping App.

The average user searches from their computer and phone multiple times per week for information, entertainment, professional and local services and many other search items; high volume users will search tens of times per day. From a new place to eat, the local gas station or a place to get your hair cut, all of these searches just touch the surface of the need for quick, reliable and local answers, and we bring this to our end users in a flawless experience, utilizing and condensing the functionality of Google, Facebook, Trip Advisor, YELP and many others into one easy to use Business Mapping App. We are excited about the forthcoming Business Mapping App launch and look forward to continuing to develop the software to meet the needs of our ever demanding audience.

We offer a strong search tool to attract users. Some features of our search engine include:

•	Company search - 90 million companies sort by category, keyword, popularity and location.
•	People search - 250 million professionals sort by industry, job title and location.
•	Products search - 50 million products (included EAN Products).
•	Social network - 240 million social networks.
•	Free search - To deliver web address, emails, who is lookup, website summary, phone, contacts and social links.
•	Target search - To deliver free limited contact information by targeted keyword and location.
•	Map application - To show website information by industry and location by Google map application.

We offer a range of products and services to attract potential data buyers like:

•	API - To deliver website information by targeted keyword.
•	Self-service - To deliver contact information and email by targeted keyword.
•	Internet Traffic - Leveraging its knowledge about generating traffic from Google using search engine optimization.
•	E-mails - Offer companies an email service to alert them when their profiles have been updated or viewed.
•	Network - Attracting a wide range of companies through their own community networks and pressroom.

In addition, link to Google + pages is now added as social media together with Facebook, Twitter and Linkedin. In addition, you can search and buy among 36 million products. We are working to implement more feed with popular products from the international shopping site like Kelkoo and daily deals site on local basis.

Our market presence will be achieved by relying on the strategy of identifying and serving a specialized market segment of business professionals. There are many competing sites, but we believe the future of search engines, and the Web as a whole, is to consolidate into niche groups and specific communities that provide direct and targeted information to their users. Presently, there is not one company dominating the mobile search engine market, mainly because our top competitors have structured their business around desktop systems and are just beginning to transition to mobile. This presents an opportunity for us to position the company as the leading mobile search engine for business professionals worldwide. To achieve this goal, our strategy is a mix of online and offline promotional tools:

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

Results of operations for the three and nine months ended October 31, 2015 and 2014

We have not earned any revenues since our inception on May 14, 2012. We can provide no assurance that we will generate revenues from our search engine to sustain a viable business operation.

We incurred operating expenses in the amount of $20,387 for the three months ended October 31, 2015, as compared with $18,144 for the same period ended 2014. Our operating expenses for the three months ended October 31, 2015 were mainly attributable to rent of $13,500 and professional fees of $6,795, whereas our operating expenses for the three months ended October 31, 2014 were mainly attributable to professional fees of $17,831.

We incurred operating expenses in the amount of $59,818 for the nine months ended October 31, 2015, as compared with $28,815 for the same period ended 2014. Our operating expenses for the nine months ended October 31, 2015 were mainly attributable to rent of $45,000 and professional fees of $13,364, whereas our operating expenses for the nine months ended October 31, 2014 were mainly attributable to professional fees of $27,811.

We incurred interest expenses of $563 and $1,189 for the three and nine months ended October 31, 2015, respectively, as compared with no interest expenses for the comparable periods in 2014.

We incurred a net loss in the amount of $20,950 for the three months ended October 31, 2015, as compared with a net loss of $18,144 for the same period ended 2014. We incurred a net loss in the amount of $61,007 for the nine months ended October 31, 2015, as compared with a net loss of $28,815 for the same period ended 2014.

Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of October 31, 2015, we had current assets of $0 and total assets of $10,478. Our total current liabilities as of October 31, 2015 were $92,362. As a result, we had a working capital deficit of $92,362 as of October 31, 2015.

Operating activities used $12,500 in cash for the nine months ended October 31, 2015. Our negative operating cash flow was mainly the result of our net loss of 61,007, offset by an increase in accrued expenses of $43,500. We primarily relied on cash from loans to fund our operations during the period ended October 31, 2015.

Financing activities provided $12,500 in cash for the nine months ended October 31, 2015. On June 24, 2015, we borrowed $12,500 under a promissory note. The note is due on demand has annual interest at 10%. This money is earmarked for our working capital needs.

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

Off Balance Sheet Arrangements

As of October 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vopia, Inc.

Date:	December 29, 2015

By:	/s/ Jorgen Frederiksen Jorgen Frederiksen
Title:	Chief Executive Officer and Director

