Form 10-K
period 2016-01-31
Vopia, Inc.
filed 2017-01-06
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,436,850

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 132,900,000 as of January 5, 2017

1

PART IV
Item 15.	Exhibits, Financial Statement Schedules	22

PART I

Item 1. Business

Overview

Our mission is to help local businesses all over the world prosper by being able to reach more customers through online exposure. We intend to offer a variety of technological solutions to small to medium sized enterprises (SMEs), including, and among other things, business search capabilities, our Business Mapping App, and a global business network. As of the date of this filing, however, we have no products or services commercially available and we have achieved no revenues. While we are hopeful that our technologies and business applications will be marketable, we can provide no assurance that we will be successful. We have very limited working capital and we have not achieved a stable source of revenues. We are dependent on capital to fund our business operations. For these reasons, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

We are a search technology software and online platform to collect, merge and validate the best business information from the web. We intend to provide mobile and tablet browsers with a powerful search engine, targeted in-depth data collection and optimal solutions through a more efficient method. As the search engine environment has matured, the next challenge is clearly that of transparency and in-depth relevance. The most obvious online tool shortfall concerns the market that relates to business information, where services such as Google, Yellowpages, Manta, Yelp, Linkedin and Kompass are the market leaders, but have limited resources on company data and tend to focus on selected countries. The Vopia solution bridges this gap, with the creation of a mobile search specifically for professionals and focused on businesses across all countries.

After months of extensive research, programming and market studies, our Business Mapping App is expected to be available for download as a variable in Google Play for Android users in the fourth quarter of 2017. We had originally expected it to come early December 2015, but the App is still in internal beta testing. In addition, we ran out of funds to complete the testing. We believe this Business Mapping App will appeal to many types of consumers, from the on-the-road business man, to tourists travelling around town and to everyday people running errand and going about their lives. Our Business Mapping App will give users more business specific information from their search requests and provide them with fully loaded results populated with information gathered by us through our partnership programs and detailed database, all available via our existing online search or through our new Business Mapping App.

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

In addition to the new business mapping app, during the spring, we plan to launch a new global business network dedicated exclusively to business owners, executives and business leaders. This will be a key launch for the company, creating an exciting and much-needed alternative to LinkedIn where anyone can create a profile free of charge.

Recent Agreement and Termination with Saqoia

On February 18, 2016, we entered into an Agreement of Purchase and Sale (the “Purchase Agreement”) with Saqoia Corp., a Delaware corporation (“Saqoia”), pursuant to which we planned to acquire Saqoia’s big data and search technology business.

The Purchase Agreement contained customary conditions which had to be satisfied prior to closing. Those conditions have not been met. As such, the parties mutually decided to terminate the Purchase Agreement.

Core Competencies

Our core competencies are pivotal to our success.

  Our software and WebCrawler are constantly and automatically updating the database with new and applicable data from the companies’ websites.
  We have affiliate agreements guaranteeing additional and relevant information on each company.
  Using our website, users can find companies and products immediately, regardless of industry and location.

Product Features

Local Listings

We intend to help SMEs achieve a professional presence online in order to compete with larger businesses effectively. We offer two solutions: build-it-for-me and build-and-manage-it-for-me. Businesses can switch between these options whenever they wish, and will be able to make small changes themselves if they should opt for the built-in product.

Local businesses, shops and restaurants can make offers based on location and keywords with a coupon code that gives users discounts on goods or services. The business model is based on a fixed price per month that allow local businesses to upload unlimited number of deals in the city or area. We expect that the new service will be available in the fourth quarter of 2017.

Our business pages are expected to be automatically optimized for viewing across desktop, tablets and mobile devices to make sure customers can access them no matter where they are. All Vopia listings are created using search engine optimization (SEO) best practices which helps to increase visibility, presence and reach across all major search engines in an effort to manage their reputations online.

Local Deals

We believe that we are poised to become the local deals search engine of local commerce and the place people start when they want to buy just about anything, anytime, anywhere. By leveraging our global relationships and scale, we intend to offer consumers a vast marketplace of unbeatable deals all over the world. Shoppers discover the best a city has to offer on the web or on mobile, enjoy vacations and find a curated selection of electronics, fashion, home furnishings and more.

We are redefining how traditional small businesses attract, retain and interact with customers by providing merchants with a suite of products and services, including customizable deal campaigns, credit card payment processing capabilities, and point-of-sale solutions that help businesses grow and operate more effectively.

Local Marketing

Our search marketing and display advertising products are expected to help drive traffic to our SME customers’ local listings. We help our SMEs connect with a rich source of consumers and get the most out of search marketing and local deals advertising. We can fully manage the whole process for our SMEs, which can be complex and time consuming.

Additionally, through our online display product, we put our SMEs’ online advertisements on local business listings, increasing presence and reach. Other companies may claim to be the leaders in local online marketing, but the reason our founders built Vopia.com was because they saw nobody else helping local businesses get more customers online.

Major Competitors

Our competitors are the market leaders in search engine technology and their success is a symbol of our potential market. Our competitive edge is based on newly developed web crawlers, data mining software and advanced search algorithms, which provides users a more effective mobile search experience. Below is a list of our key competitors categorized into four sections: A. Full Web, B. Locater, C. Researcher and D. Different.

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

Marketing Strategy

Promoting vopia.com

Our market presence will be achieved by relying on the strategy of identifying and serving a specialized market segment of business professionals. There are many competing sites, but we believe the future of search engines, and the Web as a whole, is to consolidate into niche groups and specific communities that provide direct and targeted information to their users. Presently, there is not one company dominating the mobile search engine market, mainly because our top competitors have structured their business around desktop systems and are just beginning to transition to mobile. This presents an opportunity for us to position the company as the leading mobile search engine for business professionals worldwide. To achieve this goal, our strategy is a mix of online and offline promotional tools:

1. Online Promotional Tools

Affiliate Marketing	VOPIA.COM plans to establish an affiliate program to increase the visibility of the company.
Article Marketing	Article Marketing is an effective way of increasing visitor to the website. The company plans to use press releases, guest posts and other tools like HubPages & Squidoo to increase the visibility.
Blog Marketing	VOPIA.COM plans to use expert bloggers to increase the flow of traffic to the website. The bloggers will link the content which we hope will increase the search engine ranking thereby drawing visitors to the website.

Email Marketing	VOPIA.COM plans to use email marketing as an effective tool (sending emails) to increase visibility amongst prospective customers.
Social Media	VOPIA.COM plans to use social media effectively to establish its presence. Some of the social media tools used are Twitter, Facebook and Youtube among others.
Newsletters	VOPIA.COM plans to send newsletters to its existing user base and its prospective customers.
Search Engine Marketing	VOPIA.COM plans to use variety of Search Engine Marketing tools in an effort to increase visibility. They are PPC, Google Adwords, MSN Ad Center, Solo Ads, etc.
Search Engine Optimization	VOPIA.COM plans to use variety of Search Engine Optimization tools such as Keyword Selection, Content Writing, On-page Optimization and Off-page Optimization.

2. Offline Promotional Tools

Magazines	VOPIA.COM plans to advertise in various magazines and publications focusing on business and entrepreneurs.
Newspaper	VOPIA.COM plans to advertise in print media such as national daily newspapers and weekly newspapers, which we hope will increase the visibility of the service.
Television Ads	VOPIA.COM plans to advertise in television, which we hope will increase the visibility of the company and enhance brand awareness.
Newsletters	VOPIA.COM plans to send newsletters to its prospective customers.
Brochures, Flyers & Presentations	VOPIA.COM plans to use brochures and flyers to reach the customers.
Referral Program	VOPIA.COM plans to have referral programs and will partner with suitable partners such as textile companies, schools and institutions accordingly. VOPIA.COM also plans to have referral options for customers and will incentivize them for identifying new customers for VOPIA.COM.

Online Business Directories	VOPIA.COM plans to promote its services by listing in various business directories like yellow pages, which we hope will increase the visibility and bring more business to the company.
Word of Mouth	VOPIA.COM plans to consider this as a most successful marketing tool as the recommendation from satisfied customers will increase our business. VOPIA.COM plans to have a separate testimonial page and plans to provide the testimonials for customer to read.

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

Personnel

We have one officer and director. In the following months, we will look to add more experience to the team as we build the web development team and our administrative and financial capabilities. We initially estimated approximately 20 personnel in order to achieve our target growth in the market.

Capital Requirements

We will require a cash injection of $3.5 million to achieve our operating plan. We plan to seek additional financing in a private equity offering to secure funding for operations. More than 75% of the proceeds are expected to be used to establish our market presence. The costs are mostly related to the execution of our marketing strategy for our online and offline promotional tools, discussed above. The remaining capital will cover the costs of logistics, rentals and the cost of personnel. We believe that the capital we plans to raise will be sufficient to cover the operating expenses for the first twelve months. There can be no assurance, however, that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Item 2. Properties

We do not own any real property. We lease office space at 1700 Montgomery Street, Suite 101, San Francisco, CA 94111, United States (administrative office) and National House, 81/A, Kunj Society, Alkapuri. Vadodara, 390007, Gujarat-India (Software Development Office) for a combined monthly rent of $4,500. Gimwork Project LP has paid the rent on these leases though 2014. We were required to pay the monthly rent starting in 2015. The monthly fee includes internet connection, phone and administrative support (24 hours support) and security. We have accrued $58,000 in rental obligations for the fiscal year end.

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “VOPA” on the OTCPink operated by OTC Markets Group, Inc.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending January 31, 2016
Quarter Ended	High $	Low $
January 31, 2016	0.34	0.06
October 31, 2015	0.29	0.18
July 31, 2015	0.50	0.20
April 30, 2015	2.00	0.25

Fiscal Year Ending January 31, 2015
Quarter Ended	High $	Low $
January 31, 2015	1.01	0.25
October 31, 2014	1.00	0.25
July 31, 2014	1.25	1.25
April 30, 2014	1.25	1.25

On December 9, 2016, the last sales price per share of our common stock was $0.031.

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

Holders of Our Common Stock

As of January 5, 2017, we had 132,900,000 shares of our common stock issued and outstanding, held by thirty-five (35) shareholders of record, with others holding shares in street name.

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

None.

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

Results of Operations for the Years Ended January 31, 2016 and 2015

Revenues

We have not earned any revenues since our inception on May 14, 2012. We are presently in the development stage of our business and we can provide no assurance that we will generate revenues from our search engine to sustain a viable business operation.

We incurred operating expenses in the amount of $80,570 for the year ended January 31, 2016, as compared with $40,805 for the same period ended 2015. Our operating expenses for the year ended January 31, 2016 mainly consisted of rent of $58,500 and professional fees of $17,844, as compared with mainly professional fees of $38,387 for the year ended January 31, 2015.

We incurred an impairment of our technology in the amount of $10,000 for the year ended January 31, 2016. We incurred interest expenses of $1,965 for the year ended January 31, 2016, as compared with interest expenses of $197 for the year ended January 31, 2015. Our interest expenses increase in 2016 was a result of taking on more debt.

We incurred a net loss in the amount of $92,535 for the year ended January 31, 2016, as compared with a net loss of $41,002 for the same period ended 2015. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of January 31, 2016, we had total current assets of $5,976. Our total current liabilities as of January 31, 2016 were $61,314. As a result, we had a working capital deficit of $55,338 as of January 31, 2016.

Operating activities used $25,186 in cash for the year ended January 31, 2016, as compared with $33,866 in cash for the same period ended 2015. Our net loss of $92,535 was the main reason for our negative operating cash flow in both periods.

Financing activities provided $27,500 for the year ended January 31, 2016, as compared with $28,245 for the same period ended 2015. Our positive cash flow from financing activities for the year ended January 31, 2016 was entirely the result of proceeds from promissory notes, while for 2015 it was largely the result of related party advances.

On June 24, 2015, we borrowed $12,500 under a promissory note. The note is due on demand has annual interest at 10%. This money is earmarked for our working capital needs.

On December 10, 2015, we borrowed $15,000 under a promissory note. The note is due on demand has annual interest at 10%. This money is earmarked for our working capital needs.

On December 29, 2016, we borrowed $25,000 under a promissory note. The note is due on demand has annual interest at 10%. This money is earmarked for our working capital needs.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of January 31, 2016. We currently have limited working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of January 31, 2016, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Report of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of January 31, 2016 and 2015
F-4	Statements of Operations for the years ended January 31, 2016 and 2015
F-5	Statement of Stockholders’ Equity from inception to January 31, 2016
F-6	Statements of Cash Flows for the years ended January 31, 2016 and 2015
F-7	Notes to Financial Statements

NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Vopia, Inc. (Formerly Blue Fashion Corp.)

We have audited the accompanying balance sheet of Vopia, Inc. (“the Company”) as of January 31, 2016 and the related statement of operations, stockholders’ deficit, and cash flow for the year ended January 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2016, and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had no revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

January 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vopia, Inc. (f/k/a/ Blue Fashion Corp.)

We have audited the accompanying balance sheet of Vopia, Inc. (f/k/a Blue Fashion Corp.) as of January 31, 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended January 31, 2015. Vopia, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vopia, Inc (f/k/a Blue Fashion Corp.) as of January 31, 2015 and the results of its operations and its cash flows for the year ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company had accumulated deficit of $168,400 as of January 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
April 30, 2015

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

BALANCE SHEETS

(AUDITED)

	January 31, 2016	January 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$5,976	$3,662

Total Current Assets	5,976	3,662

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(624)	(416)
Total Fixed Assets	426	634

Investment in intellectual property,net of impairment of $ 10,000	—	10,000

Total Assets	$6,402	$14,296

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$3,406	$6,731
Accrued interest	2,163	197
Promissory notes payable	37,500	10,000
Advances from related party	18,000	18,000
Due to shareholder	245	245

Total Liabilities	$61,314	35,173

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000 (January 31, 2015 – 132,900,000) shares issued and outstanding	132,900	132,900
Additional paid in capital	73,123	14,623
Deficit accumulated	(260,935)	(168,400)
Total Stockholders’ Equity (Deficiency)	(54,912)	(20,877)

Total Liabilities and Stockholders’ Equity	$6,402	$14,296

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

STATEMENTS OF OPERATIONS

(AUDITED)

	Year Ended January 31, 2016	Year Ended January 31, 2015
REVENUES	$—	$—

OPERATING EXPENSES
Depreciation Expense	208	208
General and administrative	3,948	2,152
Bank fees	70	58
Rent	58,500	—
Professional fees	17,844	38,387

TOTAL OPERATING EXPENSES	80,570	40,805

LOSS FROM OPERATIONS	(80,570)	(40,805)

OTHER INCOME (EXPENSE)
Interest Expense	(1,965)	(197)
Impairment	(10,000)	—
TOTAL OTHER INCOME (EXPENSE)	(11,965)	(197)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(92,535)	$(41,002)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,900,000	132,066,667

* Less than $0.00 per share

See accompanying notes to financial statements.

VOPIA, INC. (FORMERLY BLUE FASHION CORP.) STATEMENTS OF Stockholders’ Equity Cumulative from May 14, 2012 (Inception) to January 31, 2016 (AUDITED)
	Common Stock Shares Amount		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Inception, May 14, 2012		$	$	$	$

Shares issued for cash at $0.001 per share	100,000,000	100,000	—	(95,000)	5,000

Net loss for the period ended January 31, 2013	—	—	—	(727)	(727)

Balance as of January 31, 2013	100,000,000	100,000	—	(95,727)	4,273

Shares issued for cash at $0.001 per share	30,900,000	30,900	—	(16,050)	14,850

Net loss for the period ended January 31, 2014	—	—	—	(15,621)	(15,621)

Balance as of January 31, 2014	130,900,000	130,900	—	(127,398)	3,502

Forgiveness of director’s loan			6,623	—	6,623

Issuance of shares for asset contribution	2,000,000	2,000	8,000	—	10,000

Net loss for the period ended January 31, 2015	—	—	—	(41,002)	(41,002)

Balance as of January 31, 2015	132,900,000	132,900	14,623	(168,400)	(20,877)

Office space rent provided by related party			58,500		58,500

Net loss for the period ended January 31, 2016	—	—	—	(92,535)	(92,535)

Balance as of January 31, 2016	132,900,000	132,900	73,123	(260,935)	(54,642)

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

STATEMENTS OF CASH FLOWS

(AUDITED)

	Year Ended January 31, 2016	Year Ended January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(92,535)	$(41,002)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	208	208
Impairment	10,000	—
Changes in assets and liabilities:
Decrease in accrued expenses	(3,325)	6,731
Increase in accrued interest	1,966	197
Increase in rent expense
CASH FLOWS USED IN OPERATING ACTIVITIES	(25,186)	(33,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	18,000
Due to shareholder	—	245
Proceeds from promissory note payable	27,500	10,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,500	28,245

NET INCREASE (DECREASE) IN CASH	2,314	(5,621)
Cash, beginning of period	3,662	9,283
Cash, end of period	$5,976	$3,662

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$—	$6,623
Issuance of shares for intellectual property	$—	$10,000

See accompanying notes to financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,976 and $ 3,662 of cash as of January 31, 2016 and 2015 respectively. Amounts held in trust at the office of the Company’s legal counsel has been reclassified to cash from prepaid expenses for the year ended January 31, 2015.

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

JANUARY 31, 2016

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2016.

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

Reclassifications

For the years ended January 31, 2016 and January 31 2015, and as further noted in Notes 5 and 6, the Company reclassified a note payable in the amount of $ 10,000 from advances from related party to notes payable. In addition, the Company reclassified funds held in a trust account at the office of its legal counsel from prepaid expenses to cash.

NOTE 3 – INVESTMENT IN INTELLECTUAL PROPERTY

On July 4, 2014, the Company entered into a contribution agreement with Gimwork Project LP for the acquisition of assets and the assumption of liabilities associated with search technology software and online platforms. In consideration, the Company issued to Gimwork Project LP 100,000 shares of common stock with a deemed value of $10,000. As of January 31, 2016, the Company has recorded an impairment of the investment in intellectual property in the amount of $ 10,000.

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER

On May 11, 2012, a director loaned $381 to incorporate the Company.

On November 1, 2012, a director loaned the Company $167 to purchase a business license and file an initial list with Nevada Secretary of State.

On November 6, 2012, a director loaned $5,000 to the Company for business expenses.

On January 23, 2014, a director loaned $1,050 to purchase a Nikon D7000 digital SLR camera, and an 18-55mm AF-S DX VR Nikon Zoom Lens.

The above loans are unsecured, non-interest bearing and due on demand.

On July 4, 2014, the former officer and director agreed to forgive $6,623 in loans, which was recorded as an increase in additional paid in capital.

The balance due to the director was $0 and $0 as of January 31, 2016 and January 31, 2015, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

The balance due to the shareholder was $245 and $245 as of January 31, 2016 and January 31, 2015, respectively.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2016

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of January 31, 2016.

The balance as of January 31, 2016 and January 31, 2015 of advances from related party was $18,000 and $18,000, respectively.

NOTE 6- NOTES PAYABLE

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of January 31, 2016.

On June 24, 2015 the Company issued a promissory note payable in the amount of $12,500. The note bears interest at 10% per annum and is due on demand.

On December 10, 2015 the Company issued a promissory note payable in the amount of $15,000. The note bears interest at 10% per annum and is due on demand.

The balance as of January 31, 2016 and January 31, 2015 of notes payable $37,500 and $10,000, respectively.

NOTE 7 – COMMON STOCK

The Company has 250,000,000, $0.001 par value shares of common stock authorized.

Effective September 9, 2014 the Company’s board of directors and majority of its shareholders approved a 20 for 1 forward split of the Company’s common stock.

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

There were 132,900,000 shares of common stock issued and outstanding as of January 31, 2016.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Gimwork Project LP has agreed to provide office space without charge until 2015. The Company is required to pay the monthly rent of $4,500 starting in 2015. Rent expense of $58,500 has been recorded as of January 31, 2016. The related party has agreed to waive accrued rent of $ 58,500 as of January 31, 2016. The foregiveness of rent has been recorded as an increase in additional paid in capital.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2016

NOTE 9 – INCOME TAXES

As of January 31, 2016, the Company had net operating loss carry forwards of approximately $260,935 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	January 31, 2016	January 31, 2015
Federal income tax benefit attributable to:
Current Operations	$31,462	$13,941
Less: valuation allowance	(31,462)	(13,941)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2016	January 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$50,962	$19,499
Less: valuation allowance	(50,962)	(19,449)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $260,935 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2016

NOTE 10– GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of January 31, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 11 – SUBSEQUENT EVENTS

On February 18, 2016, the Company entered into an Agreement of Purchase and Sale (the “Purchase Agreement”) with Saqoia Corp., a Delaware corporation (“Saqoia”), pursuant to which the Company planned to acquire Saqoia’s big data and search technology business.

The Purchase Agreement contained customary conditions which had to be satisfied prior to closing. Those conditions have not been met. As such, the parties mutually decided to terminate the Purchase Agreement.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending January 31, 2016.

On April 7, 2016, KLJ & Associates, LLP resigned as our independent registered public accounting firm and, on April 11, 2016, we engaged L&L CPAs, PA as our independent registered public accounting firm. The details of the change in auditor are contained in our Form 8-K filed with the Securities and Exchange Commission that we filed on April 11, 2016.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending January 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Jorgen Frederiksen	59	President, Chief Executive Officer, Chief Financial Officer and Director

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended January 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jorgen Frederiksen Chief Executive Officer, Chief Financial Officer and Director	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jose De La Cruz Former e Chief Executive Officer, Chief Financial Officer and Director	2016 2015	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jorgen Frederiksen	—	—	—	—	—	—	—	—	—

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 5, 2017, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Jorgen Frederiksen	0	0%
All Directors and Executive Officers as a Group (1 person)	0	0%
5% Holders
Jose Del La Cruz 64 Rue Vieille Du Temple Paris, France 75004	10,000,000	8%
Gimwork Project LP(3) SL014174 78 Montgomery St. Suite 6 Scoltand Edinburg EH7 5JA	78,700,000	59

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 132,900,000 voting shares as of January 5, 2017.

(3)	Gimwork Project LP is beneficially owned by Michael Heiberg and Rasmus Refer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On July 4, 2014, we entered into a contribution agreement with Gimwork Project LP for the acquisition of assets and the assumption of liabilities associated with search technology software and online platforms. In consideration, the Company issued to Gimwork Project LP 2,000,000 (post-split) shares of common stock with a deemed value of $10,000.

Gimwork Project LP has agreed to provide office space without charge until 2015. Gimwork Project LP paid $4,500 in 2014. We are required to pay the monthly rent of $4,500 starting in 2015. The monthly fee includes internet connection, phone and administrative support (24 hours support) and security. We have accrued $58,000 in rental obligations for the fiscal year end.

On May 14, 2014, we received advances from Gimwork Project LP in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On July 4, 2014, Bojana Banjac, our former officer and director, agreed to forgive $6,623 in loans, which was recorded as an increase in additional paid in capital.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended January 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$7,750	$0	$0	$0
2016	$7,500	$0	$0	$0

 PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Change(3)
3.4	Certificate of Amendment (4)
10.1	Contribution Agreement(2)
10.2	Loan Forgiveness and General Release Agreement(2)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended January 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

 **provided herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on April 25, 2013
(2)	Incorporated by reference to the Form 8-K filed on July 11, 2014
(3)	Incorporated by reference to the Form 8-K filed on September 9, 2014
(4)	Incorporated by reference to the Form 8-K filed on August 29, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vopia, Inc.

By: /s/ Jorgen Frederiksen

Jorgen Frederiksen

President, Chief Executive Officer, Principal Executive Officer and Director

January 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jorgen Frederiksen

Jorgen Frederiksen

President, Chief Executive Officer, Principal Executive Officer and Director

January 6, 2017

