Form 10-Q
period 2016-04-30
Vopia, Inc.
filed 2017-03-01
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,900,000 common shares as of February 16, 2017.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of April 30, 2016 (unaudited) and January 31, 2016 (audited);
F-2	Condensed Statements of Operations for the three months ended April 30, 2016 and 2015 (unaudited);
F-3	Condensed Statements of Cash Flows for the three months ended April 30, 2016 and 2015 (unaudited); and
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

BALANCE SHEETS

	April 30, 2016 (unaudited)	January 31, 2016 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$5,976

Total Current Assets	—	5,976

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(676)	(624)
Total Fixed Assets	374	426

Total Assets	$374	$6,402

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$6,648	$3,406
Accrued interest	3,100	2,163
Promissory notes payable	37,500	37,500
Advances from related party	18,000	18,000
Due to shareholder	245	245

Total Liabilities	$65,493	$61,314

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000 (January 31, 2016 – 132,900,000) shares issued and outstanding	132,900	132,900
Additional paid in capital	73,123	73,123
Deficit accumulated	(271,142)	(260,935)
Total Stockholders’ Equity (Deficiency)	(65,119)	(54,912)

Total Liabilities and Stockholders’ Equity	$374	$6,402

The accompanying notes are an integral part of these financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015

REVENUES	$-	$-

OPERATING EXPENSES
Depreciation Expense	52	52
General and administrative	1,680	1,258
Bank fees	—	—
Rent	—	18,000
Professional fees	7,538	154

TOTAL OPERATING EXPENSES	9,270	19,464

LOSS FROM OPERATIONS	(9,270)	(19,464)

OTHER INCOME (EXPENSE)
Interest Expense	(937)	(250)
TOTAL OTHER INCOME (EXPENSE)	(937)	(250)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(10,207)	$(19,714)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,900,000	132,900,000

* Less than $0.00 per share

The accompanying notes are an integral part of these financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,207)	$(19,714)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	52	52
Changes in assets and liabilities:
Increase in accrued expenses	3,242	15,750
Increase in accrued interest	937	250
Decrease in prepaid expenses	—	3,662
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,976)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	—
Due to shareholder	—	—
Proceeds from promissory note payable	—	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	(5,976)	—
Cash, beginning of period	5,976	—
Cash, end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Vopia, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $5,976 of cash as of April 30, 2016 and January 31, 2016 respectively.

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

APRIL 30, 2016

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2016.

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

NOTE 3 – INVESTMENT IN INTELLECTUAL PROPERTY

On July 4, 2014, the Company entered into a contribution agreement with Gimwork Project LP for the acquisition of assets and the assumption of liabilities associated with search technology software and online platforms. In consideration, the Company issued to Gimwork Project LP 100,000 shares of common stock with a deemed value of $10,000. During the year ended January 31, 2016, the Company has recorded an impairment of the investment in intellectual property in the amount of $ 10,000.

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

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER (CONTINUED)

The balance due to the director was $0 and $0 as of April 30, 2016 and January 31, 2016, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

The balance due to the shareholder was $245 and $245 as of April 30, 2016 and January 31, 2016, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of April 30, 2016 and January 31, 2016.

The balance as of April 30, 2016 and January 31, 2016 of advances from related party was $18,000 and $18,000, respectively.

NOTE 6- NOTES PAYABLE

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of April 30, 2016 and January 31, 2016..

On June 24, 2015 the Company issued a promissory note payable in the amount of $12,500. The note bears interest at 10% per annum and is due on demand.

On December 10, 2015 the Company issued a promissory note payable in the amount of $15,000. The note bears interest at 10% per annum and is due on demand.

The balance as of April 30, 2016 and January 31, 2016 of notes payable $37,500 and $37,500, respectively.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2016

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

There were 132,900,000 shares of common stock issued and outstanding as of April 30, 2016.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Gimwork Project LP has agreed to provide office space without charge until 2015. The Company is required to pay the monthly rent of $4,500 starting in 2015. Rent expense of $58,500 has been recorded as of January 31, 2016. The related party has agreed to waive accrued rent of $58,500 as of January 31, 2016. The forgiveness of rent has been recorded has an increase in additional paid in capital. As of February 1, 2016, no additional rent expense has been charged to the company.

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of April 30, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

On February 18, 2016, the Company entered into an Agreement of Purchase and Sale (the “Purchase Agreement”) with Saqoia Corp., a Delaware corporation (“Saqoia”) pursuant to which the Company will acquire Saqoia’s big data and search technology business. Specifically, the Company will acquire from Saqoia: (i) the rights to its database of 140 million company data; (ii) priority software to crawl and organize company information in real time; (iii) 51% ownership in Fastbase Inc. and Masterseek Corp., both Nevada corporations; and (iv) goodwill of the business

In consideration for the foregoing, the Company agreed to issue to Saqoia 300,000,000 shares of its common stock. The closing of the Purchase Agreement is to occur on March 25, 2016 after the satisfaction or waiver of all conditions to closing.

On June 22, 2016 both parties agreed to terminate the Agreement of Purchase and Sale

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

Overview

We have been engaged in the business of offering technological solutions to small to medium sized enterprises, including, and among other things, business search capabilities, our Business Mapping App, and a global business network. As of the date of this filing, however, we have no products or services commercially available and we have achieved no revenues. We have very limited working capital and we are dependent on capital to fund our business operations. For these reasons, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Since our inception, we have been attempting to raise money to complete our technological solutions, but have not been able to secure the funds necessary to do so. The lack of funds and the present economy have prevented that from happening. We have subsisted on small loans for working capital expenses. As we have been unable to raise the capital necessary to develop and market our solutions, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate. Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the coming months. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to develop our solutions.

Results of operations for the three months ended April 30, 2016 and 2015

We have not earned any revenues since our inception on May 14, 2012. We have been unable to raise capital to develop our technological solutions and we are currently looking for other business opportunities to generate revenues.

We incurred operating expenses in the amount of $9,270 for the three months ended April 30, 2016, as compared with $19,464 for the same period ended 2015. Our operating expenses for the three months ended April 30, 2016 were mainly attributable to professional fees of $7,538 and general and administrative expenses of $1,680, whereas our operating expenses for the three months ended April 30, 2015 were mainly attributable to rent of $18,000.

We incurred interest expenses of $937 and $250 for the three months ended April 30, 2016 and 2015, respectively.

We incurred a net loss in the amount of $10,207 for the three months ended April 30, 2016, as compared with a net loss of $19,714 for the same period ended 2015.

4

Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of April 30, 2016, we had current assets of $0 and total assets of $374. Our total current liabilities as of April 30, 2016 were $65,493. As a result, we had a working capital deficit of $65,493 as of April 30, 2016.

Operating activities used $5,976 in cash for the three months ended April 30, 2016, as compared with $0 for the three months ended April 30, 2015. Our negative operating cash in 2016 flow was mainly the result of our net loss of $6,990, offset by an increase in accrued interest of $937.

On December 29, 2016, we borrowed $25,000 under a promissory note. The note is due on demand has annual interest at 10%. This money is earmarked for our working capital needs.

On February 13, 2017, we borrowed $50,000 under a promissory note. The note is due on demand has annual interest at 10%. This money is earmarked for our working capital needs.

Despite the short term loan, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2016, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2016,

5

our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

6

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

7

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vopia, Inc.

Date:	March 1, 2017

By:	/s/ Jorgen Frederiksen Jorgen Frederiksen
Title:	Chief Executive Officer and Director

9