Form 10-Q
period 2016-07-31
Vopia, Inc.
filed 2017-03-08
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,900,000 common shares as of March 1, 2017

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of July 31, 2016 (unaudited) and January 31, 2016 (audited);
F-2	Condensed Statements of Operations for the three and six months ended July 31, 2016 and 2015 (unaudited);
F-3	Condensed Statements of Cash Flows for the six months ended July 31, 2016 and 2015 (unaudited); and
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

BALANCE SHEETS

	July 31, 2016 (unaudited)	January 31, 2016 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$5,976

Total Current Assets	—	5,976

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(728)	(624)
Total Fixed Assets	322	426

Total Assets	$322	$6,402

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$14,955	$3,406
Accrued interest	4,038	2,163
Promissory notes payable	37,500	37,500
Advances from related party	18,000	18,000
Due to shareholder	245	245

Total Liabilities	$74,738	$61,314

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000 (January 31, 2016 – 132,900,000) shares issued and outstanding	132,900	132,900
Additional paid in capital	73,123	73,123
Deficit accumulated	(280,439)	(260,935)
Total Stockholders’ Equity (Deficiency)	(74,416)	(54,912)

Total Liabilities and Stockholders’ Equity	$322	$6,402

The accompanying notes are an integral part of these financial statements..

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation Expense	52	52	104	104
General and administrative	813	—	2,494	1,258
Bank fees	—	40	—	40
Rent	—	13,500	—	31,500
Professional fees	7,494	6,416	15,031	6,570

TOTAL OPERATING EXPENSES	8,359	20,008	17,629	39,472

LOSS FROM OPERATIONS	(8,359)	(20,008)	(17,629)	(39,472)

OTHER INCOME (EXPENSE)
Interest Expense	(937)	(377)	(1,875)	(627)
TOTAL OTHER INCOME (EXPENSE)	(937)	(377)	(1,875)	(627)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(9,296)	$(20,385)	$(19,504)	$(40,099)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,900,000	132,900,000	132,900,000	132,900,000

* Less than $0.00 per share

The accompanying notes are an integral part of these financial statements.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,504)	$(40,099)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	104	104
Changes in assets and liabilities:
Increase in accrued expenses	11,549	28,000
Increase in accrued interest	1,875	627
Increase in prepaid expenses	—	(1,132)

CASH FLOWS USED IN OPERATING ACTIVITIES	(5,976)	(12,500)
		—
CASH FLOWS FROM INVESTING ACTIVITIES		—
Furniture and Equipment	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—
		—
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	—
Proceeds from promissory note payable	—	12,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	(5,976)	—
Cash, beginning of period	5,976	—
Cash, end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$—	$6,623
Issuance of shares for intellectual property	$—	$10,000

The accompanying notes are an integral part of these financial statements..

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $0 of cash as of July 31, 2016 and January 31, 2016 respectively.

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

JULY 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2016.

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

NOTE 3 – INVESTMENT IN INTELLECTUAL PROPERTY

On July 4, 2014, the Company entered into a contribution agreement with Gimwork Project LP for the acquisition of assets and the assumption of liabilities associated with search technology software and online platforms. In consideration, the Company issued to Gimwork Project LP 100,000 shares of common stock with a deemed value of $10,000. During the year ended January 31, 2016, the Company has recorded an impairment of the investment in intellectual property in the amount of $10,000.

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

JULY 31, 2016

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER (CONTINUED)

The balance due to the director was $0 and $0 as of July 31, 2016 and January 31, 2015, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

The balance due to the shareholder was $245 and $245 as of July 31, 2016 and January 31, 2016, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of July 31, 2016 and January 31, 2016.

The balance as of July 31, 2016 and January 31, 2016 of advances from related party was $18,000 and $18,000, respectively.

NOTE 6 – NOTES PAYABLE

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of July 31, 2016 and January 31, 2016.

On June 24, 2015 the Company issued a promissory note payable in the amount of $12,500. The note bears interest at 10% per annum and is due on demand.

On December 10, 2015 the Company issued a promissory note payable in the amount of $15,000. The note bears interest at 10% per annum and is due on demand.

The balance as of July 31, 2016 and January 31, 2016 of notes payable $37,500 and $37,500, respectively.

VOPIA, INC.

(FORMERLY BLUE FASHION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2016

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

There were 132,900,000 shares of common stock issued and outstanding as of July 31, 2016.

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

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of July 31, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2016 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations for the three and six months ended July 31, 2016 and 2015

We have not earned any revenues since our inception on May 14, 2012. We have been unable to raise capital to develop our technological solutions and we are currently looking for other business opportunities to generate revenues.

We incurred operating expenses in the amount of $8,359 for the three months ended July 31, 2016, as compared with $20,008 for the same period ended 2015. Our operating expenses for the three months ended July 31, 2016 were mainly attributable to professional fees of $7,494, whereas our operating expenses for the three months ended July 31, 2015 were mainly attributable to rent of $13,500 and professional fees of $6,416.

We incurred operating expenses in the amount of $17,629 for the six months ended July 31, 2016, as compared with $39,472 for the same period ended 2015. Our operating expenses for the six months ended July 31, 2016 were mainly attributable to professional fees of $15,031, whereas our operating expenses for the six months ended July 31, 2015 were mainly attributable to rent of $31,500 and professional fees of $6,570.

4

We incurred interest expenses of $937 and $377 for the three months ended July 31, 2016 and 2015, respectively. We incurred interest expenses of $1,875 and $627 for the six months ended July 31, 2016 and 2015, respectively.

We incurred a net loss in the amount of $9,296 for the three months ended July 31, 2016, as compared with a net loss of $20,385 for the same period ended 2015. We incurred a net loss in the amount of $19,504 for the six months ended July 31, 2016, as compared with a net loss of $40,099 for the same period ended 2015.

Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2016, we had current assets of $0 and total assets of $322. Our total current liabilities as of July 31, 2016 were $74,738. As a result, we had a working capital deficit of $74,738 as of July 31, 2016.

Operating activities used $5,976 in cash for the six months ended July 31, 2016, as compared with $12,500 for the three months ended July 31, 2015. Our negative operating cash in 2016 flow was mainly the result of our net loss of 19,504, offset by an increase in accrued expenses of $11,549. We primarily relied on cash from loans to fund our operations during the period ended July 31, 2016.

Financing activities provided $0 in cash for the six months ended July 31, 2016, as compared with $12,500 for the six months ended July 31, 2015.

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

Off Balance Sheet Arrangements

As of July 31, 2016, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending January 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

 Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vopia, Inc.

Date:	March 8, 2017

By:	/s/ Jorgen Frederiksen Jorgen Frederiksen
Title:	Chief Executive Officer and Director

8