Form 10-K
period 2017-01-31
Drone Guarder, Inc.
filed 2017-04-25
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-55766

Drone Guarder, Inc.
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
Common Stock, par value $0.001

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

Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $334,067

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 132,900,000 as of April 20, 2017

2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	16

PART I

Item 1. Business

Overview

We were incorporated in the State of Nevada on May 14, 2012. Until recently, we were engaged in the business of offering technological solutions to small to medium sized enterprises, including, and among other things, business search capabilities, our Business Mapping App, and a global business network.

Since the initiation of this plan of operations, however, we have experienced losses and have been unable to obtain additional financing. In order to pursue our business plan, we would need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing. The risky nature of this enterprise and lack of tangible assets places debt financing out of our reach.

Because of the difficulties in raising additional funding, we have been presented with the difficult task of re-evaluating our business plan to determine whether it continues to be commercially viable. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities. This evaluation has resulted in a new field of business for our company.

We are now an early stage security and surveillance company focusing on commercializing a drone enhanced home security system as a turnkey solution. The solution is app-based and includes a drone, infrared camera, and Android mobile app component: once an alarm has been triggered, the DroneGuarder™ will immediately take off from a wireless charging pad. The camera within the drone will record video for a few seconds, process it and then send an alert if a threat is found, which the DroneGuarder™ app sends in the form of a text, image or short recorded video if supported by the GSM network. The DroneGuarder™ can fly for up to 20 minutes, using GPS to navigate in its preprogrammed areas and return back to its charging pad after completing surveillance.

Once an alarm has been triggered the drone will instantly leave its charging pad and fly to the destination where the alarm was activated, or any other predefined destination programmed for the specific alarm. The infrared (IR) camera will recognize any human movement night or day, and stream it directly to the smartphone that is connected to the drone when the app is open and the user is on that screen, recording all activity. On this drone and all drones from DJI, simultaneous action is not possible. The video must end before the phone can do other things. This is because if the video goes into the background, the video will stop and the drone will immediately return. All homes or businesses are great candidates for the drone alarm system as it is compatible with standard surveillance cameras and movement detectors. Each sensors GPS position has been registered in the drone with a smartphone, so it knows exactly where to go.

The solution is expected to come as a packaged solution that can be tailored to fit the requirements of an individual security installation company and will be sold to U.S. based companies that provide security solutions for private homes, gated communities and construction sites. The solution is designed to be flexible enough to integrate into all existing security solutions that a gated community or private home might already have, as well incorporate add-ons with extra features if needed. The targeted markets include the USA, Canada, Europe, South Africa and the Asia-Pacific region.

Our primary revenue model consists of selling home security systems directly to the clients (e.g. homes, business, or security resellers). The Company plans to focus on selling to resellers, as it enables the Company to reach the widest customer base for the lowest cost. Our secondary business models is expected to be leasing home security systems for a monthly flat fee and pre-selling discounted first-versions of the product. We plan to develop our own software and acquire the hardware needed from a third party in an attempt to lower expenses.

Our security system is expected to contain the following components:

1. A home sensor network, popularly known as an Internet of Things based alarm/sensor system. For example Nest (smart thermal sensors) or Ring (smart doorbell) are IoT applications. This app will interface with such a home security system.

2. The security system also consists of a drone. Currently DJI drones are supported. The drone flies to the location of the alarm.

3. The system also performs some computer vision tasks on images received from the drone.

4. The system is also expected to be able to contact other phone numbers or email to send a message.

Security System Setup

The drone security system customer (hereafter known as the “Customer”) buys a security system either in parts or as a package. There are two apps within the system: a controller app for the Android used as a home base for IoT that can only receive alarms from IoT, send messages and control the drone, and a presenter app for Android and iOS that can receive messages from the controller app, see video from the drone (via the sky) and send controls to the drone via the controller app. The Customer then downloads the security system Android app (hereafter known as the Controller App) from the Google Play Store on to an Android phone that is part of the security system, i.e., it must not leave the WiFi network it is connected to. If this happens, the Controller App must present a message saying that it has lost access to the home security WiFi network. Then, the customer downloads the presenter app from either the Google Play Store (for Androids) or the Apple Store.

The Customer is then able to perform the following actions:

1. The Customer is able to connect to the cloud service which is the backend of the Apps (we will need to confirm this with our web developer). Prior to the app download the Customer must have purchased a subscription from the website. In-App purchases are not available and must be done beforehand. The Apps must immediately offer a login window to the web service so that the Customer can be authorized.

2. The Customer is then able to connect to the home WiFi system. This is compulsory for the steps that follow.

3. The IoT device system is discoverable over WiFi (it usually broadcasts a second WiFi signal) and the user must connect the Controller App to the IoT system (similar to Chromecast) and then authorize themselves. This is part of the web service setup done separately and will use the same username and password used when purchasing the subscription. This connection window has options including error messages and contact options in case of errors.

4. Then the Apps must connect to the drone via its controller (only DJI Maveric Pro is supported). A connection window is then shown showing success or failure.

5. The Apps are finally ready for service.

6. The Apps will push notifications of ALIVE configurable as to the number of minutes to show that it is still connected to the drone and security system. Will push error notifications also.

7. The Customer will then select up to 5 phone numbers and 5 email addresses that they will receive alerts at (does not include livestream). The Apps may be programmed to choose the most common email addresses or phone numbers to send messages to them first. However, they do not have the capability to reply to messages or emails.

Sensor System Setup

The Customer starts up the Apps in Sensor Setup mode. This must be done at least once in order for the system to operate correctly. This can be removed from the other setup steps; however, if not done, the drone will not operate and all alerts from the sensors will be directly alerted to the Customer on the phone numbers and email addresses they have set up in their contact list.

The Customer shall then set up their Location settings to authorize the Apps to access the Location while active. Then they shall use this phone and take it to each sensor location and press a button to add that sensor location with a unique ID (indoors might be an issue so if there are no GPS coordinates, an error will be displayed when trying to add that location. Also if the GPS coordinate is identical to a previous sensor location, another error will be thrown).

Once all are added, the Customer shall be able to close the sensor setup and restart the Apps. Such a message must be displayed. The Customer shall then be able to see all sensors on a map and manually draw a path between them that is clear of obstacles. A third party Maps API will be used.

Patrol Mode

The Customer is able to set a patrol mode where the drone will patrol the home. This cannot be more frequent that once an hour since the battery takes time to charge for the drone. The Customer is able to see time remaining for drone charge and to cancel a patrol if needed. On patrol, the Customer is able to see images if he or she wants. By default this is turned OFF so that all the Customer gets is an “All is Well!” message or similar. The drone will patrol the home area and return if battery is low or it is called back or if the patrol is complete.

Alert Mode

The Customer receives an alert notification that a sensor has been breached on the Android device connected to the home network. The Apps then will display a message on screen and in addition, it must send a message to all other devices registered with the Apps. It must receive messages from the drone and process the images and must format the images and send them to registered devices if configured to do so.

Research and Development Pipeline

Our research and development pipeline currently includes the development and testing of our drone product, website and software. We are approximately four weeks away from completing the first prototype of the drone.

Our Strategy

Our aim is to be the leading security and surveillance company focused on commercializing an innovative drone-enhanced home security system as a turnkey solution, generated from our research and development activities for developing a prototype of the drone and the software.

• Strategically collaborate.

We intend to seek to collaborate with security and surveillance providers/resellers for commercialization of our drone enhanced security systems to security and surveillance providers/resellers.

• Highly leverage external talent and resources.

We plan to maintain strong talent internally having expertise in our core areas of focus and as needed to execute efficiently on our development and business objectives. We operate by conducting in house development on critical elements in our drone software, while forming strategic alliances around novel technologies and outsourcing generic development activities to established contract organizations. We plan to continue to rely on the very extensive experience of our management team to execute on our objectives.

• Evaluate commercialization strategies in order to maximize the value of our products or future potential products.

As we progress our product through development toward commercialization, we plan to evaluate several options for the product’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another security and surveillance company, whereby we jointly sell and market the product; and out-licensing our product, whereby another security and surveillance company sells and markets our product and pays us a royalty on sales. Our decision will be based on a number of factors including capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other security and surveillance companies. It is too early for us to know which of these options we will pursue for our products, assuming their successful development.

Patents and Intellectual Property Rights

We do not currently possess any patents of our own; however, we rely on the intellectual property rights of the existing technologies as well as our trade secrets in order to protect our proprietary drone enhanced security product assets and associated technologies.

Employees

As of April 7, 2017, we have 1 employee, our Chief Executive Officer and Chairman. The programming team is currently being outsourced as it keeps operational cost to the bare minimum until the Company has raised the necessary funds to hire the remainder of our personnel.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this annual report on Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed on any national securities exchange. Our shares are quoted on the OTCQB marketplace operated by the OTC Markets Group, Inc., which is a quotation system. This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this annual report on Form 10-K.

Risks Relating to Our Financial Position, Our Need for Additional Capital and Our Business

We have not generated any significant third party external revenue to date, and we anticipate that we will incur losses for the foreseeable future.

We may not generate the cash that is necessary to finance our operations in the foreseeable future. We have not generated any significant third party external revenues to date. We expect to continue to incur substantial losses for the foreseeable future as we complete development of our product prototype and website.

We will require additional capital to fund our operations, and if we are unable to obtain such capital, we will be unable to successfully develop and commercialize our drone enhanced home security system.

As of April 7, 2017, we have zero cash and cash equivalents. We anticipate that we will require additional capital in the future in order to continue the research and development of our drone security system. Our future capital requirements will depend on many factors that are currently unknown to us, including, without limitation: the timing of progress, results and costs of our product development; the costs of product manufacturing and of establishing commercial manufacturing arrangements; the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims; our ability to establish research collaborations, strategic collaborations, licensing or other arrangements; the costs to satisfy our obligations under potential future collaborations; and the timing, receipt, and amount of revenues or royalties, if any, from any approved products.

We have based our expectations relating to liquidity and capital resources on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our products, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current products.

In order to develop and obtain regulatory approval for our products we will need to raise substantial additional funds. We expect to raise any such additional funds through public or private equity or debt financings, collaborative agreements with corporate partners or other arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. General market conditions may make it very difficult for us to seek financing from the capital markets. If we raise additional funds by issuing equity securities, substantial dilution to existing shareholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We may be required to relinquish rights to our technologies or drones or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliances, joint ventures or licensing arrangements.

If adequate funds are not available on a timely basis, we may be required to: terminate or delay testing or other development for our products; delay arrangements for activities that may be necessary to commercialize our products; or cease operations.

In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management, and may have unfavourable results that could further adversely impact our financial condition.

Risks Related to the Development and Regulatory Approval of Products

Our success largely depends on the success of our drone prototype development, which is at an early stage.

The success of our business depends substantially upon our ability to develop, obtain regulatory approval for and commercialize our drones successfully. Our research and development programs are prone to the significant and likely risks of failure inherent in product development. We intend to continue to invest most of our time and financial resources in our research and development programs.

Before obtaining regulatory approvals for the commercial sale of any drone product for a target indication, we must demonstrate with substantial evidence gathered in well-controlled product trials, and, with respect to approval in the United States, to the satisfaction of the Federal Aviation Administration, or FAA, or, with respect to approval in other countries, similar regulatory authorities in those countries, that the product is safe and effective for use for that target indication. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. Despite our efforts, our products may not: offer improvement over existing, comparable products; be proven safe and effective in product trials; or meet applicable regulatory standards.

Furthermore, we have not marketed, distributed or sold any products. Our success will, in addition to the factors discussed above, depend on the successful commercialization of our products, which may require: obtaining and maintain commercial manufacturing arrangements with third-party manufacturers; or collaborating with security companies or contract sales organizations to market and sell any approved product.

Many of these factors are beyond our control. We do not expect any of our products to be commercially available for several months. Accordingly, we do not anticipate generating revenues from the sale of products in the near- or medium-term.

If trials of our products are prolonged, delayed, suspended or terminated, we may be unable to commercialize our products on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We cannot predict whether we will encounter problems with our product trials or any future trials that will cause us or any regulatory authority to delay or suspend those trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our planned product trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product: conditions imposed us on us by the Federal Aviation Authority (FAA) or any foreign regulatory authority regarding the scope or design of our product trials; delays in obtaining, or our inability to obtain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials; insufficient supply or deficient quality of our products or other materials necessary to conduct our trials; failure of our third-party contractors to meet their contractual obligations to us in a timely manner.

The regulatory approval processes of the FAA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our products, our business will be substantially harmed.

The time required to obtain approval by the FAA and comparable foreign authorities is inherently unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of research data necessary to gain approval may change during the course of a product’s development and may vary among jurisdictions. We have not obtained regulatory approval for any products and it is possible that none of our existing products or any products we may seek to develop in the future will ever obtain regulatory approval.

Our products could fail to receive regulatory approval for many reasons, including the following: the FAA or comparable foreign regulatory authorities may disagree with the design or implementation of our product trials; we may be unable to demonstrate to the satisfaction of the FAA or comparable foreign regulatory authorities that a product is safe and effective for its proposed indication; we may be unable to demonstrate that a product’s security and other benefits outweigh its safety risks; the FAA or comparable foreign regulatory authorities may disagree with our interpretation of data from studies or trials; the FAA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for commercial supplies; or the approval policies or regulations of the FAA or comparable foreign regulatory authorities may significantly change in a manner rendering our research data insufficient for approval.

Even if our products receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FAA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FAA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for our products.

Both before and after marketing approval, our drones are subject to ongoing regulatory requirements and continued regulatory review, and if we fail to comply with these continuing requirements, we could be subject to a variety of sanctions and the sale of any approved products could be suspended.

Any regulatory approvals that we receive for our drones may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including product trials, and surveillance to monitor the safety and efficacy of the product. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FAA and other applicable U.S. and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions, including: restrictions on the marketing of our products or their manufacturing processes; warning letters; civil or criminal penalties; fines; injunctions; product seizures or detentions; import or export bans; voluntary or mandatory product recalls and related publicity requirements; suspension or withdrawal of regulatory approvals; total or partial suspension of production; and refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

The FAA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drones. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Risks Related to the Commercialization of Our Drones

Even if any of our drones receive regulatory approval, if such approved product does not achieve broad market acceptance, the revenues that we generate from sales of the product will be limited.

Even if any product we may develop or acquire in the future obtain regulatory approval, they may not gain broad market acceptance among security and surveillance companies and users. Consequently, even if we discover, develop and commercialize a product, the product may fail to achieve broad market acceptance and we may not be able to generate significant revenue from the product.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell an approved product, we may be unable to generate product revenue.

We do not currently have an organization for the sales, marketing and distribution of our products. In order to market any products that may be approved by the FAA, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

The markets for our products are subject to intense competition. If we are unable to compete effectively, our products may be rendered noncompetitive or obsolete.

We will face competition with respect to all products we may develop or commercialize in the future from security and surveillance companies worldwide. The key factors affecting the success of any approved product will be its indication, label, efficacy, safety profile, method of administration, pricing, and level of promotional activity relative to those of competing drones.

Furthermore, many large security and surveillance companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drones that target the same indications we are targeting with our research and development program. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available.

If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, we could incur substantial liability.

The use of our products in product trials and the sale of any products for which we obtain marketing approval will expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, security and surveillance providers or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in: decreased demand for any approved products; impairment of our business reputation; costs of related litigation; distraction of management’s attention; substantial monetary awards to patients or other claimants; loss of revenues; and the inability to successfully commercialize any approved products.

If our customers’ security systems are breached by cyber hackers, we could lose consumer trust and incur substantial liability.

Our drone enhanced security systems may be vulnerable to security breaches from cyber hackers, which may expose us to risk of liability claims as well as result in: decreased demand for our products; impairment of our business reputation; costs of related litigation; distraction of management’s attention; substantial monetary awards to patients or other claimants; loss of revenues; and the inability to successfully commercialize any approved products.

Our customers must obtain approval from local U.S. police in order to fly our drones; failure to do so could damage the reputation of the Company.

In order to fly drones over a certain area in the U.S., consumers must contact their local police department and obtain approval to do so. If the user fails to do this and is consequently reprimanded, it may damage the Company’s reputation and a decline in demand for our products; loss of revenues; distraction of management’s attention; and the inability to successfully commercialize our products.

Risks Related to Our Dependence on Third Parties

We have no manufacturing capacity and depend on a third-party manufacturer to produce our products.

We do not currently operate manufacturing facilities for production of any of our drones. We have no experience in drone manufacturing, and we lack the resources and the capabilities to manufacture any of our drones on a commercial scale. As a result, we rely on a single third-party manufacturer to supply, store, and distribute supply of our products, and plan to continue to do so for the foreseeable future.

Our drones require precise, high quality manufacturing. Failure by our contract manufacturer to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic and unannounced inspections by the FAA and corresponding state and foreign agencies to ensure strict compliance with all applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.

We anticipate continued reliance on third-party manufacturers if we are successful in obtaining marketing approval from the FAA and other regulatory agencies for any of our products, and our commercialization of any of our products may be halted, delayed or made less profitable if those third parties fail to obtain such approvals, fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

If the FAA or other regulatory agencies approve any of our products for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of approved products. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved products in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FAA must review and approve.

We depend on third-party suppliers for key raw materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.

We rely on third-party suppliers for the raw materials required for the production of our drones. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are currently several other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms.

Risks Related to Our Intellectual Property

If we are unable to adequately protect or enforce the intellectual property relating to our products, our ability to successfully commercialize our products will be harmed.

Our success depends in part on our ability to protect our products from unauthorized or infringing use by third parties both in the United States and in other countries. Due to evolving legal standards relating to the patentability, validity and enforceability of patents, rights under any issued patents on existing technological features of our drones may not provide us with sufficient protection for our products or provide sufficient protection to afford us a commercial advantage against competitive products or processes.

In the event that a third party has also filed a U.S. patent application relating to our products or a similar invention, we may have to participate in interference or derivation proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drones or by covering similar technologies.

We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

We may not be able to protect our intellectual property rights throughout the world.

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing products to market and harm our ability to operate.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other parties may hold or obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization.

In addition, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding: the patentability of our inventions relating to our products; and/or the enforceability, validity or scope of protection offered by patents relating to our products.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us.

If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may: incur substantial monetary damages; encounter significant delays in bringing our products to market; and/or be precluded from participating in the manufacture, use or sale of our products.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable; however, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

We are subject to the reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, if we continue to take advantage of the exemptions available to us through the JOBS Act.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.

For as long as we are an emerging growth company, we will be exempt from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are classified as an emerging growth company, which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. For as long as we are an emerging growth company, unlike other public companies, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These include, but are not limited to, (i) reduced obligations with respect to the disclosure of selected financial data in registration statements filed with the SEC, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, (iii) an exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and the requirement to obtain shareholder approval of any golden parachute payments not previously approved.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period. Since we would then not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Risks Related to Our Shares of Common Stock

A trading market may not develop to provide you with adequate liquidity for our shares of common stock. In addition, the market price of our shares may fluctuate widely.

We plan to begin trading our shares of common stock on The Over-The-Counter QB marketplace in 2017; an active trading market for our shares of common stock may never develop or be sustained in the future. We cannot predict the prices at which our shares of common stock may trade at. The market price of our shares of common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control.

External factors may cause the market price and demand for our shares of common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our shares of common stock.

Your percentage ownership in us may be diluted in the future.

As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise. We may need to raise additional capital in the future. If we are able to raise additional capital, we may issue equity or convertible debt instruments, which may severely dilute your ownership interest in us. In addition, we intend to grant option awards to our directors, officers and employees, which would dilute your ownership stake in us.

Item 2. Properties

We do not own any real property. We lease office space at 1700 Montgomery Street, Suite 101, San Francisco, CA 94111, United States (administrative office) and National House, 81/A, Kunj Society, Alkapuri. Vadodara, 390007, Gujarat-India (Software Development Office) for a combined monthly rent of $4,500. Gimwork Project LP, the leaseholder and related party, has paid the rent on these leases though 2014. We were required to pay the monthly rent starting in 2015. Gimwork Project LP has agreed to waive accrued rent of $ 58,500 as of January 31, 2016. The forgiveness of rent has been recorded has an increase in additional paid in capital. As of February 1, 2016, no additional rent expense has been charged to the company.

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “DRNG” on the OTCQB operated by OTC Markets Group, Inc.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending January 31, 2016
Quarter Ended	High $	Low $
January 31, 2016	0.34	0.06
October 31, 2015	0.29	0.18
July 31, 2015	0.50	0.20
April 30, 2015	2.00	0.25

Fiscal Year Ending January 31, 2017
Quarter Ended	High $	Low $
January 31, 2017	0.055	0.031
October 31, 2016	0.0465	0.031
July 31, 2016	0.06	0.0465
April 30, 2016	0.0767	0.04

On April 17, 2017, the last sales price per share of our common stock was $0.47.

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

Holders of Our Common Stock

As of April 20, 2017, we had 132,900,000 shares of our common stock issued and outstanding, held by thirty-five (35) shareholders of record, with others holding shares in street name.

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

Results of Operations for the Years Ended January 31, 2017 and 2016

Revenues

We have not earned any revenues since our inception on May 14, 2012. We have been unable to raise capital to develop our technological solutions and we are currently looking for other business opportunities to generate revenues. We we can provide no assurance that we will generate revenues from our new drone surveillance business to sustain a viable business operation.

Expenses

We incurred operating expenses in the amount of $43,890 for the year ended January 31, 2017, as compared with $80,570 for the same period ended 2016. Our operating expenses for the year ended January 31, 2017 mainly consisted of professional fees of $32,594, consulting fees of $5,400 and general and administrative expenses of $5,668, as compared with rent of $58,500 and professional fees of $17,844 for the year ended January 31, 2016.

We incurred interest expenses of $4,017 for the year ended January 31, 2017, as compared with interest expenses of $1,965 for the year ended January 31, 2016. Our interest expenses increased in 2017 was a result of taking on more debt.

We had an impairment of $10,000 related to intellectual property acquired from our majority shareholder for the year ended January 31, 2016. Aside from above, we had no other significant expenses in 2017.

Net Loss

We incurred a net loss in the amount of $47,907 for the year ended January 31, 2017, as compared with a net loss of $92,535 for the same period ended 2016. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of January 31, 2017, we had total current assets of $2,726. Our total current liabilities as of January 31, 2017 were $105,763. As a result, we had a working capital deficit of $103,037 as of January 31, 2017.

Operating activities used $30,213 in cash for the year ended January 31, 2017, as compared with $25,186 in cash for the same period ended 2016. Our net loss was the main reason for our negative operating cash flow in both periods.

Financing activities provided $26,963 for the year ended January 31, 2017, as compared with $27,500 for the same period ended 2016. Our positive cash flow from financing activities for the years ended January 31, 2017 and 2016 were mainly the result of proceeds from promissory notes.

On December 29, 2016, we borrowed $25,000 under a promissory note. The note is due on demand has annual interest at 10%. This money is earmarked for our working capital needs.

On February 13, 2017, we borrowed $55,000 under a promissory note. The note is due on demand has annual interest at 10%. This money is earmarked for our working capital needs.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of January 31, 2017. We currently have limited working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of January 31, 2017, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of January 31, 2017 and 2016
F-3	Statements of Operations for the years ended January 31, 2017 and 2016
F-4	Statement of Stockholders’ Equity from inception to January 31, 2017
F-5	Statements of Cash Flows for the years ended January 31, 2017 and 2016
F-6	Notes to Financial Statements

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel: 704-897-8336

Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Drone Guarder, Inc. (Formerly Vopia, Inc.)

We have audited the accompanying balance sheets of Drone Guarder, Inc. (“the Company”) as of January 31, 2017 and 2016 the related statement of operations, stockholders’ deficit, and cash flow for the years ended January 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2017 and 2016, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 21, 2017

www.llcpas.net

 DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

BALANCE SHEETS

 (Audited)

	January 31, 2017	January 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	2,726	5,976

Total Current Assets	2,726	5,976

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(832)	(624)
Total Fixed Assets	218	426

Total Assets	2,944	$6,402

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$16,875	$3,406
Accrued interest	6,180	2,163
Promissory notes payable	62,500	37,500
Advances from related party	18,000	18,000
Due to shareholder	2,208	245

Total Liabilities	$105,763	61,314

Stockholders’ (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000- January 31, 2017 and 132,900,000- January 31, 2016 shares issued and outstanding	132,900	132,900
Additional paid in capital	73,123	73,123
Deficit accumulated	(308,842)	(260,935)
Total Stockholders’ (Deficiency)	(102,819)	(54,912)

Total Liabilities and Stockholders’(Deficiency)	$2,944	$6,402

 See accompanying notes to financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF OPERATIONS

 (Audited)

	Year Ended January 31, 2017	Year Ended January 31, 2016
REVENUES	$-	$-

OPERATING EXPENSES
Depreciation Expense	208	208
General and administrative	5,668	3,948
Bank fees	20	70
Rent	—	58,500
Consulting fees	5,400	—
Professional fees	32,594	17,844

TOTAL OPERATING EXPENSES	43,890	80,570

LOSS FROM OPERATIONS	(43,890)	(80,570)

OTHER INCOME (EXPENSE)
Interest Expense	(4,017)	(1,965)
Impairment	—	(10,000)
TOTAL OTHER INCOME (EXPENSE)	(4,017)	(11,965)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(47,907)	$(92,535)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,900,000	132,900,000

* Less than $0.00 per share

See Accompanying Notes to Financial Statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED

 (Audited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficiency)
Balance as of January 31, 2015	132,900,000	$132,900	$14,623	$(168,400)	$(20,877)

Office space rent provided by related party			58,500		58,500

Net loss for the period ended January 31, 2016				(92,535)	(92,535)

Balance as of January 31, 2016	132,900,000	132,900	73,123	(260,935)	(54,912)

Net loss for the period ended January 31, 2017	—	—	—	(47,907)	(47,907)

Balance as of January 31, 2017	132,900,000	132,900	73,123	(308,842)	(102,819)

See Accompanying Notes to Financial Statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF CASH FLOWS

(Audited)

	Year Ended January 31, 2017	Year Ended January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(47,907)	$(92,535)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	208	208
Impairment	—	10,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	13,469	(3,325)
Increase in accrued interest	4,017	1,966
Increase in accrued rent	—	58,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(30,213)	(25,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	—
Due to shareholder	1,963	—
Proceeds from promissory note payable	25,000	27,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	26,963	27,500

NET INCREASE (DECREASE) IN CASH	(3,250)	2,314
Cash, beginning of period	5,976	3,662
Cash, end of period	$2,726	$5,976

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$—	$0
Issuance of shares for intellectual property	$—	$0

See Accompanying Notes to Financial Statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Drone Guarder, Inc. (Formerly Vopia, Inc.) was incorporated as Blue Fashion Corp. under the laws of the State of Nevada on May 14, 2012.  The Company is an early stage security and surveillance company focusing on commercializing a drone enhanced home security system as a turnkey solution. On August 5, 2014 the Company changed its name to Vopia, Inc. On March 24, 2017 the Company changed its name to Drone Guarder, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,726 and $5,976 of cash as of January 31, 2017 and January 31, 2016, respectively.

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

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2017

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2017.

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

Recent Accounting Pronouncements

Drone Guarder, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2017

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER (CONTINUED)

The balance due to the director was $0 and $0 as of January 31, 2017 and January 31, 2016, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

On December 6, 2016, a shareholder paid expenses of $1,963 on behalf of the Company.

The balance due to the shareholder was $2,208 and $245 as of January 31, 2017 and January 31, 2016, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of January 31, 2017 and January 31, 2016.

The balance as of January 31, 2017 and January 31, 2016 of advances from related party was $18,000 and $18,000, respectively.

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

On December 23, 2016 the Company issued a promissory note payable in the amount of $25,000. The note bears interest at 10% per annum and is due on demand.

The balance as of January 31, 2017 and January 31, 2016 of notes payable $62,500 and $37,500, respectively. The total accrued interest as of January 31, 2017 and 2016 was $6,180 and $2,163 respectively.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2017

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

There were 132,900,000 shares of common stock issued and outstanding as of January 31, 2017.

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

NOTE 9 – INCOME TAXES

As of January 31, 2017, the Company had net operating loss carry forwards of approximately $197,792 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	January 31, 2017	January 31, 2016
Federal income tax benefit attributable to:
Current Operations	$16,290	$31,462
Less: valuation allowance	(16,290)	(31,462)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2017	January 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$67,250	$50,962
Less: valuation allowance	(67,250)	(50,962)
Net deferred tax asset	$—	$—

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2017

NOTE 9 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $194,323 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of January 31, 2017. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2017 through the date these financial statements were issued and has determined that, aside from that set forth below, it does not have any material subsequent events to disclose in these financial statements/

On February 5, 2017, the Company borrowed $55,000 under a promissory note. The note is due on demand has annual interest at 10%. This money is earmarked for the Company’s working capital needs.

On March 24, 2017, the Company received a market effective date from FINRA for its name change from Vopia, Inc. to Drone Guarder, Inc. In connection with the name change, the Company has the following new CUSIP number: 26211L 103 and the Company received a new symbol that better reflects its new name: DRNG.

On April 7, 2017, the Company decided on a new business plan in security surveillance.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending January 31, 2017.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended January 31, 2017 and 2016.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jorgen Frederiksen	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 20, 2017, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

(2)     Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 132,900,000 voting shares as of April 20, 2017.

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

On December 6, 2016, Gimwork Project LP paid expenses of $1,963 on our behalf. The balance due to the shareholder was $2,208 and $245 as of January 31, 2017 and January 31, 2016, respectively.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended January 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$7,500	$0	$0	$0
2016	$7,500	$0	$0	$0

 PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws
3.3	Certificate of Change(3)
3.4	Certificate of Amendment (4)
10.1	Contribution Agreement(2)
10.2	Loan Forgiveness and General Release Agreement(2)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended January 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

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

Drone Guarder, Inc.

By: /s/ Jorgen Frederiksen

Jorgen Frederiksen

President, Chief Executive Officer, Principal Executive Officer and Director

April 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jorgen Frederiksen

Jorgen Frederiksen

President, Chief Executive Officer, Principal Executive Officer and Director

April 25, 2017

