Form 10-Q
period 2017-04-30
Drone Guarder, Inc.
filed 2017-06-08
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,900,000 common shares as of May 31, 2017

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of April 30, 2017 (unaudited) and January 31, 2017 (audited);
F-2	Condensed Statements of Operations for the three months ended April 30, 2017 and 2016 (unaudited);
F-3	Condensed Statements of Cash Flows for the three months ended April 30, 2017 and 2016 (unaudited); and
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

BALANCE SHEETS

	April 30, 2017 (unaudited)	January 31, 2017 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$19,945	$2,726

Total Current Assets	19,945	2,726

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(884)	(832)
Total Fixed Assets	166	218

Investment in intellectual property	20,000	—

Total Assets	$40,111	$2,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$20,409	$16,875
Accrued interest	9,053	6,180
Promissory notes payable	137,500	62,500
Advances from related party	18,000	18,000
Due to shareholder	2,208	2,208

Total Liabilities	$187,170	$105,763

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000 (January 31, 2017 – 132,900,000) shares issued and outstanding	132,900	132,900
Additional paid in capital	73,123	73,123
Deficit accumulated	(353,082)	(308,842)
Total Stockholders’ Equity (Deficiency)	(147,059)	(102,819)

Total Liabilities and Stockholders’ Equity	$40,111	$2,944

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, 2017	Three Months Ended April 30, 2016

REVENUES	$—	$—

OPERATING EXPENSES
Depreciation Expense	52	52
General and administrative	7,270	1,680
Bank fees	190	—
Consulting fees	2,000	—
Professional fees	31,855	7,538

TOTAL OPERATING EXPENSES	41,367	9,270

LOSS FROM OPERATIONS	(41,367)	(9,270)

OTHER INCOME (EXPENSE)
Interest Expense	(2,873)	(937)
TOTAL OTHER INCOME (EXPENSE)	(2,873)	(937)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(44,240)	$(10,207)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,900,000	132,900,000

* Less than $0.00 per share

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30, 2017	Three Months Ended April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(44,240)	$(10,207)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	52	52
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	3,534	3,242
Increase in accrued interest	2,873	937
Increase in accrued rent	—	—

CASH FLOWS USED IN OPERATING ACTIVITIES	(37,781)	(5,976)
		—
CASH FLOWS FROM INVESTING ACTIVITIES		—
Investment in intellectual property	(20,000)	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—
		—
CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	—	—
Proceeds from promissory note payable	75,000	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	75,000	—

NET INCREASE (DECREASE) IN CASH	17,219	(5,976)
Cash, beginning of period	2,726	5,976
Cash, end of period	$19,945	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$—	$—
Issuance of shares for intellectual property	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Drone Guarder, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $19,945 and $2,726 of cash as of April 30, 2017 and January 31, 2017, respectively.

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

APRIL 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2017.

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

On February 24, 2017, the Company paid $20,000 toward software development related to the Drone Guarder technology.

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

APRIL 30, 2017

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER (CONTINUED)

The balance due to the director was $0 and $0 as of April 30, 2017 and January 31, 2017, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

On December 6, 2016, a shareholder paid expenses of $1,963 on behalf of the Company.

The balance due to the shareholder was $2,208 and $2,208 as of April 30, 2017 and January 31, 2017, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of April 30, 2017 and January 31, 2017.

The balance as of April 30, 2017 and January 31, 2017 of advances from related party was $18,000 and $18,000, respectively.

NOTE 6 – NOTES PAYABLE

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of January 31, 2017.

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

On February 6, 2017 the Company issued a promissory note payable in the amount of $55,000. The note bears interest at 10% per annum and is due on demand.

On April 19, 2017 the Company issued a promissory note payable in the amount of $20,000. The note bears interest at 10% per annum and is due on demand.

The balance as of April 30, 2017 and January 31, 2017 of notes payable $137,500 and $62,500, respectively.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2017

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

There were 132,900,000 shares of common stock issued and outstanding as of April 30, 2017.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Gimwork Project LP agreed to provide office space without charge until 2015. The Company was required to pay the monthly rent of $4,500 starting in 2015. Rent expense of $58,500 was recorded as of January 31, 2016. The related party has agreed to waive accrued rent of $ 58,500 as of January 31, 2016. The forgiveness of rent was recorded as an increase in additional paid in capital. As of February 1, 2016, no additional rent expense has been charged to the company.

Effective May 3, 2017, the Company entered into an employment agreement with its new chief executive officer. Under the agreement, the Company agreed to compensate the officer $36,000 annually and to provide him with 10 million shares of common stock, if the agreement is renewed after the first year.

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of April 30, 2017. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2017 through the date these financial statements were issued and has determined that, aside from that set forth below, it does not have any material subsequent events to disclose in these financial statements.

Effective May 3, 2017, the Company entered into an employment agreement with its new chief executive officer. Under the agreement, the Company agreed to compensate the officer $36,000 annually and to provide him with 10 million shares of common stock, if the agreement is renewed after the first year.

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

Overview

We are an early stage security and surveillance company focusing on commercializing a drone enhanced home security system as a turnkey solution. The solution is app-based and includes a drone, infrared camera, and Android mobile app component: once an alarm has been triggered, the DroneGuarder™ will immediately take off from a wireless charging pad. The camera within the drone will record video for a few seconds, process it and then send an alert if a threat is found, which the DroneGuarder™ app sends in the form of a text, image or short recorded video if supported by the GSM network. The DroneGuarder™ can fly for up to 20 minutes, using GPS to navigate in its preprogrammed areas and return back to its charging pad after completing surveillance.

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

Our primary revenue model is expected to consist of selling home security systems directly to the clients (e.g. homes, business, or security resellers). We plan to focus on selling to resellers, as it enables the Company to reach the widest customer base for the lowest cost. Our secondary business model is expected to be leasing home security systems for a monthly flat fee and pre-selling discounted first-versions of the product. We plan to develop our own software and acquire the hardware needed from a third party in an attempt to lower expenses.

4

Results of operations for the three months ended April 30, 2017 and 2016

We have not earned any revenues since our inception on May 14, 2012. We do not expect to generate any revenue until we have successfully developed, marketed and sold our drone security system.

We incurred operating expenses in the amount of $41,367 for the three months ended April 30, 2017, as compared with $9,270 for the same period ended 2016. Our operating expenses for the three months ended April 30, 2017 were mainly attributable to professional fees of $31,855 and general and administrative expenses of $7,270, whereas our operating expenses for the three months ended April 30, 2016 were mainly attributable to professional fees of $7,538 and general and administrative expenses of $1,680.

We incurred interest expenses of $2,873 and $937 for the three months ended April 30, 2017 and 2016, respectively.

We incurred a net loss in the amount of $44,240 for the three months ended April 30, 2017, as compared with a net loss of $10,207 for the same period ended 2016.

Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of April 30, 2017, we had current assets of $19,945 and total assets of $40,111. Our total current liabilities as of April 30, 2017 were $187,170. As a result, we had a working capital deficit of $167,225 as of April 30, 2017.

Operating activities used $37,781 in cash for the three months ended April 30, 2017, as compared with $5,976 for the three months ended April 30, 2016. Our negative operating cash in 2017 flow was mainly the result of our net loss of $44,240. We primarily relied on cash from loans to fund our operations during the period ended April 30, 2017.

Investing activities used $20,000 in cash for the three months ended April 30, 2017, as compared with $0 for the three months ended April 30, 2016. Our negative investing cash flow was related to software development of our drone technology.

Financing activities provided $75,000 in cash for the three months ended April 30, 2017, as compared with $0 for the three months ended April 30, 2016.

On February 6, 2017, we borrowed $55,000 under a promissory note. The note is due on demand has annual interest at 10%. This money is earmarked for our working capital needs.

On April 19, 2017, we issued a promissory note payable in the amount of $20,000. The note bears interest at 10% per annum and is due on demand. This money is earmarked for our working capital needs.

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

Off Balance Sheet Arrangements

As of April 30, 2017, there were no off balance sheet arrangements.

5

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

6

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

Item 1A. Risk Factors

See Risk Factors contained in our Annual Report on Form 10-K filed with the SEC on April 25, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Drone Guarder, Inc.

Date:	June 7, 2017

By:	/s/ Adam Taylor Adam Tayor
Title:	Chief Executive Officer

8