Form 10-Q
period 2017-07-31
Drone Guarder, Inc.
filed 2017-09-19
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 000-55766

Drone Guarder, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2079422
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

86-90 Paul Street London, EC2A 4NE
(Address of principal executive offices)

415-835-9463
(Registrant’s telephone number)

1700 Montgomery Street, Suite 101 San Francisco, CA 94111
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,900,000 common shares as of September 18, 2017

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of July 31, 2017 (unaudited) and January 31, 2017 (audited);
F-2	Condensed Statements of Operations for the three and six months ended July 31, 2017 and 2016 (unaudited);
F-3	Condensed Statements of Cash Flows for the six months ended July 31, 2017 and 2016 (unaudited); and
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

BALANCE SHEETS

	July 31, 2017 (unaudited)	January 31, 2017 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$2,726

Total Current Assets	—	2,726

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(936)	(832)
Total Fixed Assets	114	218

Investment in intellectual property	23,000	—

Total Assets	$23,114	$2,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$6,321	$16,875
Accrued interest	13,005	6,180
Promissory notes payable	177,500	62,500
Advances from related party	18,000	18,000
Due to shareholder	2,208	2,208

Total Liabilities	$217,034	$105,763

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000 (January 31, 2017 – 132,900,000) shares issued and outstanding	132,900	132,900
Additional paid in capital	73,123	73,123
Deficit accumulated	(399,943)	(308,842)
Total Stockholders’ Equity (Deficiency)	(193,920)	(102,819)

Total Liabilities and Stockholders’ Equity	$23,114	$2,944

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31, 2017	Three Months Ended July 31, 2016	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Depreciation Expense	52	52	104	104
General and administrative	3,219	813	10,489	2,494
Bank fees	530	—	720	—
Consulting fees	1,200	—	3,200	—
Management compensation	26,900	—	26,900	—
Professional fees	11,007	7,494	42,862	15,031

TOTAL OPERATING EXPENSES	42,908	8,359	84,275	17,629

LOSS FROM OPERATIONS	(42,908)	(8,359)	(84,275)	(17,629)

OTHER INCOME (EXPENSE)
Interest Expense	(3,953)	(937)	(6,826)	(1,875)
TOTAL OTHER INCOME (EXPENSE)	(3,953)	(937)	(6,826)	(1,875)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(46,861)	$(9,296)	$(91,101)	$(19,504)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,900,000	132,900,000	132,900,000	132,900,000

* Less than $0.00 per share

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(91,101)	$(19,504)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	104	104
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(10,554)	11,549
Increase in accrued interest	6,825	1,875
Increase in accrued rent	—	—

CASH FLOWS USED IN OPERATING ACTIVITIES	(94,726)	(5,976)
		—
CASH FLOWS FROM INVESTING ACTIVITIES		—
Investment in intellectual property (20,000)	(23,000)	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(23,000)
		—
CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	—	—
Proceeds from promissory note payable	115,000	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	115,000	—

NET INCREASE (DECREASE) IN CASH	(2,726)	(5,976)
Cash, beginning of period	2,726	5,976
Cash, end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$—	$—
Issuance of shares for intellectual property	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $2,726 of cash as of July 31, 2017 and January 31, 2017, respectively.

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

JULY 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2017.

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

For the six months ended July 31, 2017, the company has recorded $23,000 for software development.

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

JULY 31, 2017

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER (CONTINUED)

The balance due to the director was $0 and $0 as of July 31, 2017 and January 31, 2016, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

On December 6, 2016, a shareholder paid expenses of $1,963 on behalf of the Company.

The balance due to the shareholder was $2,208 and $2,208 as of July 31, 2017 and January 31, 2017, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of July 31, 2017 and January 31, 2016.

The balance as of July 31, 2017 and January 31, 2016 of advances from related party was $18,000 and $18,000, respectively.

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

On May 24, 2017 the Company issued a promissory note payable in the amount of $20,000. The note bears interest at 10% per annum and is due on demand.

On July 5, 2017 the Company issued a promissory note payable in the amount of $20,000. The note bears interest at 10% per annum and is due on demand.

The balance as of July 31, 2017 and January 31, 2017 of notes payable $177,500 and $62,500, respectively.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2017

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

There were 132,900,000 shares of common stock issued and outstanding as of July 31, 2017.

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

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of July 31, 2017. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2017 through the date these financial statements were issued and has determined that, aside from that set forth below, it does not have any material subsequent events to disclose in these financial statements.

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

4

We have completed development and we are now in the final testing phase for our new App to be launched at the end of this September.

The App is a key component of our security solution with our proprietary functionality built into the App controlled by a customer’s iPhone or iPad. The performance includes “Patrol” where a customer clicks the Patrol button on the App and the drone autonomously patrols the entire grid of the customer’s property using pre-designated GEO Fencing GPS weigh points that stream a real-time video feed back to the phone or tablet via the App.

Our new App will have a function called “Go Home” where at any time a customer can call the drone back to its home wireless charging base, normally located on the roof of the home or business. Additionally, we have a live weather function on the App and other abilities that are all part of the Drone Guarder App platform.

We are scheduled to have both the Apple and Google Apps live by the end of September where they can be downloaded and used with the Drone Guarder drone.

Results of operations for the three and six months ended July 31, 2017 and 2016

We have not earned any revenues since our inception on May 14, 2012. We do not expect to generate any revenue until we have successfully marketed and sold our drone security system.

We incurred operating expenses in the amount of $42,908 for the three months ended July 31, 2017, as compared with $8,359 for the same period ended 2016. Our operating expenses for the three months ended July 31, 2017 were mainly attributable to management compensation of $26,900 professional fees of $11,007 and general and administrative expenses of $3,219, whereas our operating expenses for the three months ended July 31, 2016 were mainly attributable to professional fees of $7,494 and general and administrative expenses of $813.

We incurred operating expenses in the amount of $84,275 for the six months ended July 31, 2017, as compared with $17,629 for the same period ended 2016. Our operating expenses for the six months ended July 31, 2017 were mainly attributable to professional fees of $42,862, management compensation of $26,900 and general and administrative expenses of $10,489, whereas our operating expenses for the six months ended July 31, 2016 were mainly attributable to professional fees of $15,031 and general and administrative expenses of $2,494

We incurred interest expenses of $3,953 and $937 for the three months ended July 31, 2017 and 2016, respectively. We incurred interest expenses of $6,826 and $1,875 for the six months ended July 31, 2017 and 2016, respectively.

We incurred a net loss in the amount of $46,861 for the three months ended July 31, 2017, as compared with a net loss of $9,296 for the same period ended 2016. We incurred a net loss in the amount of $91,101 for the six months ended July 31, 2017, as compared with a net loss of $19,504 for the same period ended 2016.

Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2017, we had current assets of $0 and total assets of $23,114. Our total current liabilities as of July 31, 2017 were $217,034. As a result, we had a working capital deficit of $217,034 as of July 31, 2017.

Operating activities used $94,726 in cash for the six months ended July 31, 2017, as compared with $5,976 for the six months ended July 31, 2016. Our negative operating cash in 2017 flow was mainly the result of our net loss of $91,101. We primarily relied on cash from loans to fund our operations during the period ended July 31, 2017.

Investing activities used $23,000 in cash for the six months ended July 31, 2017, as compared with $0 for the three months ended July 31, 2016. Our negative investing cash flow was related to software development of our drone technology.

5

Financing activities provided $115,000 in cash for the six months ended July 31, 2017, as compared with $0 for the six months ended July 31, 2016.

On February 10, 2017, the Company issued a promissory note payable in the amount of $55,000. The note bears interest at 10% per annum and is due on demand. This money is earmarked for our working capital needs.

On May 24, 2017 the Company issued a promissory note payable in the amount of $20,000. The note bears interest at 10% per annum and is due on demand. This money is earmarked for our working capital needs.

On April 19, 2017, we issued a promissory note payable in the amount of $20,000. The note bears interest at 10% per annum and is due on demand. This money is earmarked for our working capital needs.

On July 5, 2017 the Company issued a promissory note payable in the amount of $20,000. The note bears interest at 10% per annum and is due on demand. This money is earmarked for our working capital needs.

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

Off Balance Sheet Arrangements

As of July 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2017, our disclosure controls and

6

procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See Risk Factors contained in our Annual Report on Form 10-K filed with the SEC on April 25, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Drone Guarder, Inc.

Date:	September 19, 2017

By:	/s/ Adam Taylor Adam Taylor
Title:	Chief Executive Officer and Director

8