Form 10-Q
period 2017-10-31
Drone Guarder, Inc.
filed 2017-12-20
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

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

___________________
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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,900,000 common shares as of December 20, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of October 31, 2017 (unaudited) and January 31, 2017 (audited);
F-2	Condensed Statements of Operations for the three and nine months ended October 31, 2017 and 2016 (unaudited);
F-3	Condensed Statements of Cash Flows for the nine months ended October 31, 2017 and 2016 (unaudited); and
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

BALANCE SHEETS

	October 31, 2017 (unaudited)	January 31, 2017 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$117,787	$2,726

Total Current Assets	117,787	2,726

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(988)	(832)
Total Fixed Assets	62	218

Investment in intellectual property	29,150	—

Total Assets	$146,999	$2,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$6,321	$16,875
Accrued interest	18,318	6,180
Convertible note payable, net of debt discount of $182,819	42,181	—
Promissory notes payable	192,500	62,500
Advances from related party	18,000	18,000
Due to shareholder	2,208	2,208
Derivative Liability	49,756

Total Liabilities	329,284	$105,763

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 132,900,000 (January 31, 2017 – 132,900,000) shares issued and outstanding	132,900	132,900
Additional paid in capital	73,123	73,123
Deficit accumulated	(388,308)	(308,842)
Total Stockholders’ Equity (Deficiency)	(182,285)	(102,819)

Total Liabilities and Stockholders’ Equity	$146,999	$2,944

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Depreciation Expense	52	52	156	156
General and administrative	5,476	650	15,965	3,143
Bank fees	330	—	1,050	—
Consulting fees	700	—	3,900	—
Management compensation	75,000	—	101,900	—
Professional fees	9,559	3,556	52,420	18,588

TOTAL OPERATING EXPENSES	91,117	4,258	175,391	21,887

LOSS FROM OPERATIONS	(91,117)	(4,258)	(175,391)	(21,887)

OTHER INCOME (EXPENSE)
Interest Expense	(5,312)	(937)	(12,138)	(2,812)
Amortization of debt discount	(10,754)	—	(10,754)	—
Change in derivative liability	118,757	—	118,817	—
TOTAL OTHER INCOME (EXPENSE)	102,751	(937)	95,925	(2,812)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$11,634	$(5,195)	$(79,466)	$(24,699)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	132,900,000	132,900,000	132,900,000	132,900,000

* Less than $0.00 per share

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(79,466)	$(24,699)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	156	156
Amortization of debt discount	10,754	—
Change in derivative liability	(118,817)	—
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(10,554)	15,755
Increase in accrued interest	12,138	2,812
Increase in accrued rent	—	—

CASH FLOWS USED IN OPERATING ACTIVITIES	(185,789)	(5,976)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intellectual property	(29,150)	—
CASH FLOWS USED BY INVESTING ACTIVITIES	(29,150)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	200,000	—
Proceeds from promissory note payable	130,000	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	330,000	—

NET INCREASE (DECREASE) IN CASH	115,061	(5,976)
Cash, beginning of period	2,726	5,976
Cash, end of period	$117,787	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$—	$—
Issuance of shares for intellectual property	$—	$—

 The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Drone Guarder, Inc. (Formerly Vopia, Inc.) was incorporated as Blue Fashion Corp. under the laws of the State of Nevada on May 14, 2012.  The Company is an early stage security and surveillance company focusing on commercializing a drone enhanced home security system as a turnkey solution. On August 5, 2014, the Company changed its name to Vopia, Inc. On March 24, 2017, the Company changed its name to Drone Guarder, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $117,787 and $2,726 of cash as of October 31, 2017 and January 31, 2017, respectively.

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

OCTOBER 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2017.

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

On February 24, 2017, the Company paid $20,000 as an initial payment toward software development related to the Drone Guarder technology . In addition, the Company has paid $ 9,150 in additional software development costs to October 31, 2017.

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER

On May 11, 2012, a director loaned $381 to incorporate the Company.

On November 1, 2012, a director loaned the Company $192 to purchase a business license and file an initial list with Nevada Secretary of State.

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

OCTOBER 31, 2017

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER (CONTINUED)

The balance due to the director was $0 and $0 as of October 31, 2017 and January 31, 2016, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

On December 6, 2016, a shareholder paid expenses of $1,963 on behalf of the Company.

The balance due to the shareholder was $2,208 and $2,208 as of October 31, 2017 and January 31, 2017, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of October 31, 2017 and January 31, 2017.

The balance as of October 31, 2017 and January 31, 2017 of advances from related party was $18,000 and $18,000, respectively.

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

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

NOTE 6 – NOTES PAYABLE (CONTINUED)

On September 18, 2017 the Company issued a promissory note payable in the amount of $15,000. The note bears interest at 10% per annum and is due on demand.

The balance as of October 31, 2017 and January 31, 2017 of notes payable $192,500 and $62,500, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 17, 2017, the Company entered into a financing arrangement in the principal amount of $445,000 consisting of a convertible promissory note and warrants to purchase common shares of the company. As of October 31, 2017, the company has borrowed $225,000 of the available balance of $ 445,000. The outstanding principal of the Note bears interest at the rate of 10% per annum and is due July 17, 2018. An original debt discount in the amount of $ 25,000 on the issuance of the note and will be amortized over the life of the note .

The Note is convertible at the option of the holder into common stock of the Company at a conversion price of $0.25 per share.  In addition, the holder of the note received warrants to purchase shares of the Company’s common stock equal to $225,000 divided by the market value of the shares on the date the financing arrangement was entered into. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.25, our stock price on the date of grant $.12 expected dividend yield of 0%, expected volatility of 251.50, risk free interest rate of 1.25% for notes payable and 1.97% for warrants and an expected term of 0.75 years for notes payable and 5 years for warrants. .. Upon initial valuation, the derivative liability of $168,573 was recorded as a debt discount which is being amortized over the life of the note payable.

During the period ended October 31, 2017, $10,754 of the debt discount was amortized

The derivative liabilities are valued on the date of issuance of the convertible note payable and revalued at each reporting period On October 31, 2017, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.25, our stock price on the date of grant $.043 expected dividend yield of 0%, expected volatility of 251.50, risk free interest rate of 1.28% for notes payable and 2.01% for warrants and an expected term of 0.75 years for notes payable and 5 years for warrants. Upon this revaluation, a derivative liability of $49,756 was recorded resulting in a change in derivative liability of $118,817 which has been recorded on the income statement of the Company for the nine months ended October 31, 2017.

NOTE  8 – COMMON STOCK

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

There were 132,900,000 shares of common stock issued and outstanding as of October 31, 2017.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of October 31, 2017. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2017 through the date these financial statements were issued and has determined that, aside from that set forth below, it does not have any material subsequent events to disclose in these financial statements.

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

We have recently decided to pursue an agreement with a Chinese company to develop our drone hardware. We expect this agreement to be completed in the coming weeks. This will delay our final prototype, but we have completed the AI portion of the system. In addition, our new App is expected to be launched at the end of this December.

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

Results of operations for the three and nine months ended October 31, 2017 and 2016

We have not earned any revenues since our inception on May 14, 2012. We do not expect to generate any revenue until we have successfully marketed and sold our drone security system.

We incurred operating expenses in the amount of $91,117 for the three months ended October 31, 2017, as compared with $4,258 for the same period ended 2016. Our operating expenses for the three months ended October 31, 2017 were mainly attributable to management compensation of $75,000 professional fees of $9,559 and general and administrative expenses of $5,476, whereas our operating expenses for the three months ended October 31, 2016 were mainly attributable to professional fees of $3,556 and general and administrative expenses of $650.

We incurred operating expenses in the amount of $175,391 for the nine months ended October 31, 2017, as compared with $21,887 for the same period ended 2016. Our operating expenses for the nine months ended October 31, 2017 were mainly attributable to management compensation of $101,900, professional fees of $52,420, and general and administrative expenses of $15,965, whereas our operating expenses for the nine months ended October 31, 2016 were mainly attributable to professional fees of $18,588 and general and administrative expenses of $3,143.

We expect our operating expenses to increase in future quarters, as we take more steps to advance our business plan.

We incurred other income of $102,751 and other expenses of $937 for the three months ended October 31, 2017 and 2016, respectively. We incurred other income of $95,925 and other expenses of $2,812 for the nine months ended October 31, 2017 and 2016, respectively.

Our positive other income for the three and nine months ended October 31, 2017 is the result of a change in derivative liabilities.

We incurred net income in the amount of $11,634 for the three months ended October 31, 2017, as compared with a net loss of $5,195 for the same period ended 2016. We incurred a net loss in the amount of $79,466 for the nine months ended October 31, 2017, as compared with a net loss of $24,699 for the same period ended 2016.

Liquidity and Capital Resources

As of October 31, 2017, we had current assets of $117,787 and total assets of $146,999. Our total current liabilities as of October 31, 2017 were $329,284. As a result, we had a working capital deficit of $211,497 as of October 31, 2017.

Operating activities used $185,789 in cash for the nine months ended October 31, 2017, as compared with $5,976 for the nine months ended October 31, 2016. Our negative operating cash in 2017 flow was mainly the result of our net loss for the period a change in derivative liabilities. We primarily relied on cash from loans to fund our operations during the period ended October 31, 2017.

Investing activities used $29,150 in cash for the nine months ended October 31, 2017, as compared with $0 for the three months ended October 31, 2016. Our negative investing cash flow was related to software development of our drone technology.

Financing activities provided $330,000 in cash for the nine months ended October 31, 2017, as compared with $0 for the nine months ended October 31, 2016.

On September 18, 2017, we issued a promissory note payable in the amount of $15,000. The note bears interest at 10% per annum and is due on demand.

On October 17, 2017, we executed the following agreements with Chicago Venture Partners, L.P. (“Chicago Ventures”): (i) Securities Purchase Agreement; (ii) Convertible Promissory Note; (iii) Membership Interest Pledge Agreement; and Warrant to Purchase Shares of Common Stock (collectively the “Chicago Venture Agreements”). We entered into the Chicago Venture Agreements with the intent to acquire working capital to grow our business.

The total face amount under the Chicago Venture Agreements is $445,000. The Convertible Promissory Note carries an original issue discount of $40,000 and a transaction expense amount of $5,000, for total debt of $445,000 (the “Debt”). On October 18, 2017, we received the initial funding of $200,000. We agreed to reserve 18,000,000 of our shares of common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due in nine months of issuance. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Chicago Venture’s option, into our common stock at $0.25 per share subject to adjustment as provided for in the Convertible Promissory Note.

Chicago Venture has agreed to pledge a 60% membership interest in Typenex Medical, LLC, an Illinois limited liability company, to secure the performance of its payment obligations under the Convertible Promissory Note.

We issued to Chicago Venture a five-year warrant (the “Warrant”) to purchase shares of our common stock equal to $222,500 divided by the Market Price (as defined in the Warrant).

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

Off Balance Sheet Arrangements

As of October 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See Risk Factors contained in our Annual Report on Form 10-K filed with the SEC on April 25, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All securities issued under the Chicago Venture Agreements were issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The Chicago Venture transaction did not involve a public offering, the sale of the securities was made without general solicitation or advertising, there was no underwriter, and no underwriting commissions were paid.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

 Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Drone Guarder, Inc.

Date:	December 20, 2017

By:	/s/ Adam Taylor Adam Taylor
Title:	Chief Executive Officer and Director

