Form 10-K
period 2018-01-31
Drone Guarder, Inc.
filed 2018-06-15
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,850,410

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 133,400,000 as of June 14, 2018

2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	28

PART I

Item 1. Business

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

We have recently decided to pursue an agreement with a Chinese company to develop our drone hardware. We expect this agreement to be completed in the coming weeks. This will delay our final prototype, but we have completed the AI portion of the system. In addition, our new App is expected to be launched in June 2018.

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

▪	Strategically collaborate.

We intend to seek to collaborate with security and surveillance providers/resellers for commercialization of our drone enhanced security systems to security and surveillance providers/resellers.

▪	Highly leverage external talent and resources.

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

▪	Evaluate commercialization strategies in order to maximize the value of our products or future potential products.

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

Employees

As of the date of this Annual Report, we have 2 employees, our Chief Executive Officer and Chief Operating Officer. The programming team is currently being outsourced as it keeps operational cost to the bare minimum until the Company has raised the necessary funds to hire the remainder of our personnel.

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

In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management, and may have unfavorable results that could further adversely impact our financial condition.

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

We rely on third-party suppliers for the raw materials required for the production of our drones. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole source draw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are currently several other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms.

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

Risks Related to Our Shares of Common Stock

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “DRNG” on the OTCQB operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 2. Properties

Currently, we do not own any real estate. Our principal executive offices are located at 86-90 Paul Street London, England EC2A 4NE. Our lease on this property is $12,000 per month. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property..

Item 3. Legal Proceedings

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

Fiscal Year Ending January 31, 2018
Quarter Ended	High $	Low $
January 31, 2018	0.187	0.04
October 31, 2017	0.55	0.041
July 31, 2017	1.26	0.15
April 30, 2017	0.75	0.029

Fiscal Year Ending January 31, 2017
Quarter Ended	High $	Low $
January 31, 2017	0.055	0.031
October 31, 2016	0.0465	0.031
July 31, 2016	0.06	0.0465
April 30, 2016	0.0767	0.04

On May 14, 2018, the last sales price per share of our common stock was $0.05.

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

Holders of Our Common Stock

As of April 5, 2018, we had 132,900,000 shares of our common stock issued and outstanding, held by thirty-five (35) shareholders of record, with others holding shares in street name.

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

Results of Operations for the Years Ended January 31, 2018 and 2017

Revenues

We have not earned any revenues since our inception on May 14, 2012. We do not expect to generate any revenue until we have successfully marketed and sold our drone security system.

Expenses

We incurred operating expenses in the amount of $642,360 for the year ended January 31, 2018, as compared with $43,890 for the same period ended 2017. Our operating expenses for the year ended January 31, 2018 mainly consisted of management compensation of $431,617, professional fees of $78,926, consulting fees of $49,900, general and administrative expenses of $33,676, travel expenses of $32,272 and website expenses of $14,196, as compared professional fees of $32,594 and general and administrative expenses of $5,668 for the year ended January 31, 2017.

We recorded other expense of $20,636 for the year ended January 31, 2018, as compared with other expenses of $4,017 for the year ended January 31, 2017. Other income in 2018 is the result of a change in derivative liability of $114,440, offset by amortization of debt discount of $112,500 and interest expense of $22,576. Our other expenses 2017 were the result of interest expense.

Net Loss

We incurred a net loss in the amount of $662,996 for the year ended January 31, 2018, as compared with a net loss of $47,907 for the same period ended 2017. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of January 31, 2018, we had total current assets of $19,525. Our total current liabilities as of January 31, 2018 were $805,973. As a result, we had a working capital deficit of $786,448 as of January 31, 2018.

Operating activities used $292,678 in cash for the year ended January 31, 2018, as compared with $30,213 in cash for the same period ended 2017. Our net loss of $662,996 along with a change in derivative liability of $114,440, offset mainly by stock-based compensation of $333,333 and amortization of debt discount of $112,500 were the main contributors of our negative operating cash flow for the year ended January 31, 2018. Our net loss of $47,907 was the main contributor to our negative operating cash flow for the year ended January 31, 2017, offset by an increase in accrued expenses of $13,469.

Investing activities used $20,623 in cash for the year ended January 31, 2018, as compared with $0 cash used for investing activities for the year ended January 31, 2017. Our negative investing cash flow for the year ended January 31, 2018 was the result of our investment in intellectual property.

Financing activities provided $330,100 for the year ended January 31, 2018, as compared with $26,963 for the same period ended 2017. Our positive cash flow from financing activities for the years ended January 31, 2018 were mainly the result of proceeds from convertible notes and notes payable.

Subsequent to year end, we received proceeds from convertible promissory notes with an aggregate principal amount of $330,000. These notes are described in our Current Reports on Form 8-K filed with the SEC on February 12 and 14, 2018 and March 5, 2018.

Despite the short term loans, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of January 31, 2018. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of January 31, 2018, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of January 31, 2018 and 2017
F-3	Statements of Operations for the years ended January 31, 2018 and 2017
F-4	Statement of Stockholders’ Equity from inception to January 31, 2018
F-5	Statements of Cash Flows for the years ended January 31, 2018 and 2017
F-6	Notes to Financial Statements

NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Drone Guarder, Inc. (Formerly Vopia, Inc.)

We have audited the accompanying balance sheets of Drone Guarder, Inc. (“the Company”) as of January 31, 2018 and 2017 the related statement of operations, stockholders’ deficit, and cash flow for the years ended January 31, 2018 and 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had no revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The firm has served this client since April 2016.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

June 15, 2018

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

BALANCE SHEETS

(Audited)

ASSETS	January 31, 2018	January 31, 2017
Current Assets
Cash and cash equivalents	$19,525	$2,726

Total Current Assets	19,525	2,726

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(1,040)	(832)
Total Fixed Assets	10	218

Investment in intellectual property	78,123	—

Total Assets	$97,658	$2,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$33,016	$16,875
Accrued expense-related party	333,333
Accrued interest	28,756	6,180
Convertible note payable, net of debt discount of $112,500	112,500	—
Promissory notes payable	192,500	62,500
Advances from related party	18,000	18,000
Due to shareholder	2,308	2,208
Derivative Liability	85,560

Total Liabilities	805,973	$105,763

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 133,400,000 (January 31, 2017 – 132,900,000) shares issued and outstanding	133,400	132,900
Additional paid in capital	130,123	73,123
Deficit accumulated	(971,838)	(308,842)
Total Stockholders’ Equity (Deficiency)	(708,315)	(102,819)

Total Liabilities and Stockholders’ Equity	$97,658	$2,944

The accompanying notes are an integral part of these financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF OPERATIONS

(Audited)

	Year Ended
	January 31, 2018	January 31, 2017

REVENUES	$-	$-

OPERATING EXPENSES
Depreciation Expense	208	208
General and administrative	33,676	5,668
Bank fees	1,565	20
Consulting fees	49,900	5,400
Travel	32,272	—
Management compensation	431,617	—
Professional fees	78,926	32,594

TOTAL OPERATING EXPENSES	642,360	43,890

LOSS FROM OPERATIONS	(642,360)	(43,890)

OTHER INCOME (EXPENSE)
Interest Expense	(22,576)	(4,017)
Amortization of debt discount	(112,500)	—
Change in derivative liability	114,440	—
TOTAL OTHER INCOME (EXPENSE)	(20,636)	(4,017)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(662,996)	$(47,907)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	133,066,067	132,900,000

* Less than $0.00 per share

The accompanying notes are an integral part of these financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF Stockholders’ Equity

CUMULATIVE FROM MAY 14, 2012 (INCEPTION) tO JANUARY 31, 2018)

(Audited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Inception, May 14, 2012	—	$—	$—	$—	$—

Shares issued for cash at $0.001 per share	100,000,000	100,000	—	(95,000)	5,000

Net loss for the period ended January 31, 2013	—	—	—	(727)	(727)

Balance as of January 31, 2013	100,000,000	100,000	—	(95,727)	4,273

Shares issued for cash at $0.001 per share	30,900,000	30,900	—	(16,050)	14,850

Net loss for the period ended January 31, 2014	—	—	—	(15,621)	(15,621)

Balance as of January 31, 2014	130,900,000	130,900	—	(127,398)	3,502

Forgiveness of director’s loan			6,623	—	6,623

Issuance of shares for asset contribution	2,000,000	2,000	8,000	—	10,000

Net loss for the period ended January 31, 2015	—	—	—	(41,002)	(41,002)

Balance as of January 31, 2015	132,900,000	132,900	14,623	(168,400)	(20,877)

Office space rent provided by related party			58,500		58,500

Net loss for the period ended January 31, 2016	—	—	—	(92,535)	(92,535)

Balance as of January 31, 2016	132,900,000	132,900	73,123	(260,935)	(54,912)

Net loss for the period ended January 31, 2017	—	—	—	(47,907)	(47,907)

Balance as of January 31, 2017	132,900,000	132,900	73,123	(308,842)	(102,819)

Shares issued for services at $0.115 per share	500,000	500	57,000		57,500

Net loss for the period ended January 31, 2018	—	—	—	(662,996)	(662,996)

Balance as of January 31, 2018	133,400,000	133,400	130,123	(971,838)	(708,315)

The accompanying notes are an integral part of these financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended
	January 31, 2018	January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(662,996)	$(47,907)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	208	208
Stock based compensation	333,333	—
Amortization of debt discount	112,500	—
Change in derivative liability	(114,440)	—
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	16,141	13,469
Increase in accrued interest	22,576	4,017

CASH FLOWS USED IN OPERATING ACTIVITIES	(292,678)	(30,213)
		—
CASH FLOWS FROM INVESTING ACTIVITIES		—
Investment in intellectual property	(20,623)
CASH FLOWS USED BY INVESTING ACTIVITIES	(20,623)
		—
CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	100	1,963
Proceeds from convertible note payable	200,000	25,000
Proceeds from promissory note payable	130,000	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	330,100	26,963

NET INCREASE (DECREASE) IN CASH	16,799	(3,250)
Cash, beginning of period	2,726	5,976
Cash, end of period	$19,525	$2,726

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Forgiveness of loans from director	$—	$—
Issuance of shares for intellectual property	$57,500	$—

The accompanying notes are an integral part of these financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of Drone Guarder, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), . In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $19,525 and $2,726 of cash as of January 31, 2018 and January 31, 2017, respectively.

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

JANUARY 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2018.

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

The Company has paid $ 20,623 in software development costs to January 31, 2018. On October 2, 2017, the Company issued 500,000 common shares of capital stock with a deemed value of $ 57,500 for services related to the development of the intellectual property.

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

JANUARY 31, 2018

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER (CONTINUED)

The balance due to the director was $0 and $0 as of January 31, 2018 and January 31, 2016, respectively.

On October 29, 2014, a shareholder paid expenses of $245 on behalf of the Company.

On December 6, 2016, a shareholder paid expenses of $1,963 on behalf of the Company.

During the year ended January 31, 2018 the shareholder paid net expenses of $ 100 that was not reimbursed as of January 31, 2018.

The balance due to the shareholder was $2,308 and $2,208 as of January 31, 2018 and January 31, 2017, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of January 31, 2018 and January 31, 2017.

The balance as of January 31, 2018 and January 31, 2017 of advances from related party was $18,000 and $18,000, respectively.

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

JANUARY 31, 2018

NOTE 6 – NOTES PAYABLE (CONTINUED)

On September 18, 2017 the Company issued a promissory note payable in the amount of $15,000. The note bears interest at 10% per annum and is due on demand.

The balance as of January 31, 2018 and January 31, 2017 of notes payable $192,500 and $62,500, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 17, 2017, the Company entered into a financing arrangement in the principal amount of $445,000 consisting of a convertible promissory note and warrants to purchase common shares of the company. As of January 31, 2018, the company has borrowed $225,000 of the available balance of $ 445,000. The outstanding principal of the Note bears interest at the rate of 10% per annum and is due July 17, 2018. An original issue discount in the amount of $ 25,000 and the balance of the face value of the note of $200,000 on the issuance of the note and will be amortized over the life of the note  . During the period ended January 31, 2018, $59,147 of the debt discount was amortized.

Debt Discount
Beginning Balance 1.31.17	-
Debt discount	225,000
Amortization of debt discount	(112,500)
Ending balance 1.31.18	112,500

The Note is convertible at the option of the holder into common stock of the Company at a conversion price of $0.25 per share. A debt discount related to the fixed rate conversion feature in the amount of $200,000 was recorded and is being amortized over the life of the note.  In addition, the holder of the note received warrants to purchase shares of the Company’s common stock equal to $225,000 divided by the market value of the shares on the date the financing arrangement was entered into. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.25, our stock price on the date of grant $.126 expected dividend yield of 0%, expected volatility of 251.50, risk free interest rate of 1.25 for notes payable and 1.97% for warrants and an expected term of 0.75 years for notes payable and 5 years for warrants. Upon initial valuation, the derivative liability of $171,877 was recorded for the warrants. For the year ended January 31, 2018, the change in derivative liability was $(115,168), with a derivative liability balance of $56,709.

The derivative liabilities are valued on the date of issuance of the convertible note payable and revalued at each reporting period On January 31, 2018, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.25, our stock price on the date of grant $.05 expected dividend yield of 0%, expected volatility of 251.50, risk free interest rate of 1.28 for notes payable and 2.01% for warrants and an expected term of 0.50 years for notes payable and 5 years for warrants. . Upon initial valuation, the derivative liability of $82,518 was recorded for the notes payable. For the year ended January 31, 2018, the change in derivative liability was $(45,166), with a derivative liability balance of $37,352 which has been recorded on the income statement of the Company for the year ended January 31, 2018.

Derivative Liability
Beginning Balance 1.31.17	-
Initial derivative liability	82,518
Initial derivative - Warrants	117,482
Change in fair value	(45,166)
Change in fair value - Warrant	(69,274)
Ending derivative liability 1.31.18	85,560

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

JANUARY 31, 2018

On July 4, 2014, the Company issued 2,000,000 shares of common stock with a deemed value of $10,000 for intellectual property.

On August 5, 2014, the Company amended its Articles of Incorporation to increase its authorized share capital to 250,000,000, $0.001 par value shares of common stock.

On October 2, 2017, the Company agreed to issue 500,000 shares of common stock valued at $ 57,500 for consulting services, which has been capitalized as part of investment in intellectual property.

There were 133,400,000 shares of common stock issued and outstanding as of January 31, 2018.

NOTE 9 – INCOME TAXES

As of January 31, 2018, the Company had net operating loss carry forwards of approximately $860,788 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise, as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	January 31, 2018	January 31, 2017
Federal income tax benefit attributable to:
Current Operations	$225,418	$16,290
Less: valuation allowance	(225,418)	(16,290)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2018	January 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$292,669	$67,250
Less: valuation allowance	(292,669)	(67,250)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986 , net operating loss carry forwards of approximately $860,788752,901 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. In December 2017, a law commonly known as the Tax Cuts and Jobs Act ("TCJA") was enacted in the United States. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. The Company is currently evaluating the effects of the TCJA, including the one-time deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Effective May 3, 2017, the Company entered into an employment agreement with its new chief executive officer. Under the agreement, the Company agreed to compensate the officer $36,000 annually and to provide him with 10 million shares of common stock, if the agreement is renewed after the first year. For the period ended January 31, 2018 a pro-rated accrual of $333,333 of management compensation has been recorded in the financial statements based on the share value of $ 0.05 per share and recorded as a credit to additional paid in capital.

NOTE 11 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of January 31, 2018. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2018 through the date these financial statements were issued and has determined that, aside from that set forth below, it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending January 31, 2018.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending January 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Adam Taylor	53	Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Johanne Margot Elizabeth Ellis	56	Chief Operating Office

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Adam Taylor

From 2003 to 2014, Taylor was Options Strategist and Sales Director and serviced clients in a hedge fund trading through MF Global with £20m under management. In 2014, he worked for Impregnable Security as its Sales and Marketing Director where he secured partnerships with some of the largest security companies in the UK. In 2016, he worked for LP Investment Management as a Sales and Marketing Director where he engaged in trading private client accounts through its trading desk at Central Markets. Taylor is an FSA Certified Trader and Broker authorized to trade on the IPE.

Aside from that provided above, Mr. Taylor does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Taylor is qualified to serve on our Board of Directors because of his sales, marketing and business development experience.

Johanne Margot Elizabeth Ellis

From 2013 to the present, Ms. Ellis has been working in a consultant capacity in Internet e-commerce. This involves researching trends and market fluctuations, building websites and creating an online presence for businesses and retailers influencing buyers with online content using social media platforms such as Instagram, Facebook and Twitter alongside giving advice and support as a consultant to clients in order to build brands. Ms. Ellis has a BA in English Literature.

Aside from that provided above, Ms. Ellis does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Adam Taylor, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2015, other than the Form 3 for Mr. Taylor, which was filed late and a Form 3 for Mr. Ellis, which has not yet been filed.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended January 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jorgen Frederiksen Former Chief Executive Officer, Chief Financial Officer and Director	2018 2017	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0
Adam Taylor Chief Executive Officer, Chief Financial Officer and Director	2018 2017	$60,000 0	38,248 0	0 0	0 0	0 0	0 0	0 0	$98,284 0
Johanne Ellis Chief Operating Officer	2018 2017	$36,000 n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	$36,000 n/a

Narrative Disclosure to the Summary Compensation Table

Effective February 12, 2018, the Company entered into an employment agreement with Johanne Ellis. Under the agreement, the Company agreed to compensate Ms. Ellis $36,000 annually.

Effective May 3, 2017, the Company entered into an employment agreement with Adam Taylor. Under the agreement, the Company agreed to compensate Mr. Taylor $36,000 annually and provide him with 10 million shares of common stock, if the Company’s renews after the first year. Subsequently, the board of directors modified the terms of Mr. Taylor’s employment compensation by increasing his salary to $60,000 and providing a bonus of $38,248.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Adam Taylor	-	-	-	-	-	-	-	-	-
Johanne Ellis	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 5, 2018, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 86-90 Paul Street London, England EC2A 4NE.

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

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Adam Taylor	0	0%
Johanne Ellis	0	0%
All Directors and Executive Officers as a Group (1 person)	0	0%
5% Holders
Jose Del La Cruz 64 Rue Vieille Du Temple Paris, France 75004	10,000,000	7.4%
Gimwork Project LP(3) SL014174 78 Montgomery St. Suite 6 Scoltand Edinburg EH7 5JA	31,800,000	23.8%
Krono Partners Limited(4) One Kingdom Street, Paddington Central London, UK W2 6BD	21,000,000	15.7%

(1)     Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)     Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 133,400,000 voting shares as of June 6, 2018.

(3)      Gimwork Project LP is beneficially owned by Michael Heiberg and Rasmus Refer.

(4)      Krono Partners Limited is beneficially owned by Rene Lauritsen.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On December 6, 2016, Gimwork Project LP paid expenses of $1,963 on our behalf. The balance due to the shareholder was $2,208 and $245 as of January 31, 2017 and January 31, 2016, respectively.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended January 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$7,500	$0	$0	$0
2018	$10,000	$0	$0	$0

 PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws
3.3	Certificate of Change(3)
3.4	Certificate of Amendment (4)
4.1	Convertible Promissory Note(7)
4.2	Convertible Promissory Note(8)
10.1	Contribution Agreement(2)
10.2	Loan Forgiveness and General Release Agreement(2)
10.3	Executive Employment Agreement(5)
10.4	Securities Purchase Agreement(6)
10.5	Securities Purchase Agreement(7)
10.6	Registration Rights Agreement(7)
10.7	Securities Purchase Agreement(8)
10.8	Executive Employment Agreement(9)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended January 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

 **provided herewith

(1) Incorporated by reference to the Registration Statement on Form S-1 filed on April 25, 2013

(2) Incorporated by reference to the Form 8-K filed on July 11, 2014

(3) Incorporated by reference to the Form 8-K filed on September 9, 2014

(4) Incorporated by reference to the Form 8-K filed on August 29, 2014

(5) Incorporated by reference to the Form 8-K filed on May 3, 2017

(6) Incorporated by reference to the Form 8-K filed on October 30, 2017

(7) Incorporated by reference to the Form 8-K filed on February 12, 2018

(8) Incorporated by reference to the Form 8-K filed on February 14, 2018

(9) Incorporated by reference to the Form 8-K filed on February 14, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Drone Guarder, Inc.

By: /s/ Adam Taylor

Adam Taylor

President, Chief Executive Officer, Principal Executive Officer and Director

June 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Adam Taylor

Adam Taylor

President, Chief Executive Officer, Principal Executive Officer and Director

June 15, 2018

