Form 10-Q
period 2018-04-30
Drone Guarder, Inc.
filed 2018-07-16
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2018

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,400,000 as of June 18, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of April 30, 2018 (unaudited) and January 31, 2018 (audited);
F-2	Condensed Statements of Operations for the three months ended April 30, 2018 and 2017(unaudited);
F-3	Condensed Statements of Cash Flows for the three months ended April 30, 2018 and 2017 (unaudited); and
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

BALANCE SHEETS

	April 30, 2018	January 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$53,425	$19,525
Prepaid expenses	158,754
Total Current Assets	212,179	19,525

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(1,050)	(1,040)
Total Fixed Assets	0	10

Investment in intellectual property	84,123	78,123

Total Assets	$296,302	$97,658

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$25,321	$33,016
Accrued expense-related party	500,000	333,333
Accrued interest	48,234	28,756
Convertible note payable, net of debt discount and deferred financing costs of $297,328 (January 31, 2018 - $112,500)	257,672	112,500
Promissory notes payable	192,500	192,500
Advances from related party	18,000	18,000
Due to shareholder	2,308	2,308
Derivative Liability	443,067	85,560

Total Liabilities	1,487,102	805,973

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 133,400,000 (January 31, 2018 – 133,400,000) shares issued and outstanding	133,400	133,400
Additional paid in capital	130,123	130,123
Deficit accumulated	(1,454,323)	(971,838)
Total Stockholders’ Equity (Deficiency)	(1,190,800)	(708,315)

Total Liabilities and Stockholders’ Equity	$296,302	$97,658

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF OPERATIONS

	Three months Ended April 30, 2018	Three months Ended April 30, 2017

REVENUES	$—	$—

OPERATING EXPENSES
Depreciation Expense	10	52
General and administrative	26,500	7,270
Bank fees	840	190
Consulting fees	2,000	2,000
Management compensation	184,667	—
Website	164	—
Professional fees	14,546	31,855

TOTAL OPERATING EXPENSES	228,727	41,367

LOSS FROM OPERATIONS	(228,727)	(41,367)

OTHER INCOME (EXPENSE)
Interest Expense	(19,479)	(2,873)
Amortization of debt discount	(180,875)	—
Amortization of deferred financing	(16,897)
Change in derivative liability	(36,507)	—
TOTAL OTHER INCOME (EXPENSE)	(253,758)	(2,873)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(482,485)	$(44,240)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	133,400,000	132,900,000

* Less than $0.00 per share

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF CASH FLOWS

	Three months Ended April 30, 2018	Three months Ended April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(482,485)	$(44,240)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	10	52
Stock based compensation	166,667	—
Amortization of deferred financing costs	16,897
Change in derivative liability	36,507	—
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(7,695)	3,534
Increase in accrued interest	19,478	2,873
Increase in prepaid expenses	(158,754)	—

CASH FLOWS USED IN OPERATING ACTIVITIES	(228,500)	(37,781)
		—
CASH FLOWS FROM INVESTING ACTIVITIES		—
Investment in intellectual property	(6,000))	(20,000)
CASH FLOWS USED BY INVESTING ACTIVITIES	(6,000)	(20,000)
		—
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs	(43,600)
Proceeds from convertible note payable	330,000	—
Proceeds from promissory note payable	—	75,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	268,400	75,000

NET INCREASE (DECREASE) IN CASH	33,900	17,219
Cash, beginning of period	19,525	2,726
Cash, end of period	$53,425	$19,945

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $53,425 and $19,525 of cash as of April 30, 2018 and January 31, 2018, 2017, respectively.

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

APRIL 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2018.

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

NOTE 3 – INVESTMENT IN INTELLECTUAL PROPERTY

On February 24, 2017, the Company paid $20,000 as an intial payment toward software development related to the Drone Guarder technology . In addition, the Company has paid $ 26,623 in additional software development costs to April 30, 2018. On October 2, 2017, the Company issued 500,000 common shares of capital stock with a deemed value of $ 57,500 for services related to the development of the intellectual property.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER

On December 6, 2016, a shareholder paid expenses of $1,963 on behalf of the Company.

During the year ended January 31, 2018 the shareholder paid net expenses of $ 100 that was not reimbursed as of April 30, 2018.

The balance due to the shareholder was $2,308 and $2,208 as of April 30, 2018 and January 31,2018, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of April 30, 2018 and January 31, 2018.

The balance as of April 30, 2018 and January 31, 2018 of advances from related party was $18,000 and $18,000, respectively.

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

APRIL 30, 2018

NOTE 6 – NOTES PAYABLE (CONTINUED)

On September 18, 2017 the Company issued a promissory note payable in the amount of $15,000. The note bears interest at 10% per annum and is due on demand.

The balance as of April 30, 2018 and January 31, 2018 of notes payable $192,500 and $62,500, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 17, 2017, the Company entered into a financing arrangement in the principal amount of $445,000 consisting of a convertible promissory note and warrants to purchase common shares of the company. As of April 30, 2018, the company has borrowed $225,000 of the available balance of $ 445,000. The outstanding principal of the Note bears interest at the rate of 10% per annum and is due July 17, 2018. An original debt discount in the amount of $ 25,000 on the issuance of the note and will be amortized over the life of the note.

The Note is convertible at the option of the holder into common stock of the Company at a conversion price of $0.25 per share. A debt discount related to the fixed rate conversion feature in the amount of $66,442 was recorded and is being amortized over the life of the note.  In addition, the holder of the note received warrants to purchase shares of the Company’s common stock equal to $225,000 divided by the market value of the shares on the date the financing arrangement was entered into. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.25, our stock price on the date of grant $.126 expected dividend yield of 0%, expected volatility of 251.50, risk free interest rate of 1.25 for notes payable and 1.97% for warrants and an expected term of 0.75 years for notes payable and 5 years for warrants. .. Upon initial valuation, the derivative liability of $168,573 was recorded as a debt discount which is being amortized over the life of the note payable.

During the period ended April 30, 2018, $75,000 of the debt discount was amortized

On January 17, 2018, the Company issued a convertible note payable the principal amount of $165,0000. principal of the Note bears interest at the rate of 8% per annum and is due January 17, 2019. An original debt discount in the amount of $ 9,000 on the issuance of the note and will be amortized over the life of the note.

The Note is convertible at the option of the holder into common stock of the Company at a conversion price of the lesser of the trading price of the the common stock on the trading day prior to the closing date of the note or 50% of the lowest trading or closing bid for the common stock during the 20 trading day period immediately prior to conversion.. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.052, our stock price on the date of grant $.024, expected dividend yield of 0%, expected volatility of 113.400, risk free interest rate of 1.79 for notes payable , and remaining term of 1.00 year. Upon initial valuation, the derivative liability of $156,000 was recorded as a debt discount which is being amortized over the life of the note payable.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the period ended April 30, 2018, $48,125 of the debt discount was amortized

On January 22, 2018, the Company issued a convertible note payable the principal amount of $165,0000. principal of the Note bears interest at the rate of 12% per annum and is due October 22, 2018. The “Conversion Price” will be the lesser of (i) the lowest trading price of our common stock during the twenty-five-day trading period prior to the issue date of the Note and (ii) 50% of the lowest trading price of our common stock during the twenty-five-day trading period prior to the conversion. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.037, our stock price on the date of grant $.079, expected dividend yield of 0%, expected volatility of 113.400, risk free interest rate of 1.79 for notes payable , and remaining term of .75 year. . Upon initial valuation, the derivative liability of $165,000 was recorded as a debt discount which is being amortized over the life of the note payable.

During the period ended April 30, 2018, $57,750 of the debt discount was amortized.

On issuance of the notes payable, financing fees of $ 52,600 were deducted from loan proceeds. These have been deferred and are being amortized over the terms of the loans. During the period ended April 30, 2018, $ 16,897 of the deferred financing costs was amortized.

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

There were 133,400,000 shares of common stock issued and outstanding as of April 30, 2018.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Effective May 3, 2017, the Company entered into an employment agreement with its new chief executive officer. Under the agreement, the Company agreed to compensate the officer $36,000 annually and to provide him with 10 million shares of common stock, if the agreement is renewed after the first year. During the year ended January 31, 2018, a pro-rated accrual of $ 333,333 of management compensation was recorded in the financial statements based on the share value of $ 0.05 per share and recorded as accrued expenses-related party. For the period ended April 30, 2018 an additional accrual of of $ 167,000 of management compensation has been recorded in the financial statements based on the share value of $ 0.05 per share.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of April 30, 2018. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2018 through the date these financial statements were issued and has determined that, aside from that set forth below, it does not have any material subsequent events to disclose in these financial statements.

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

We have recently decided to pursue an agreement with a Chinese company to develop our drone hardware. We expect this agreement to be completed in the coming weeks. This will delay our final prototype, but we have completed the AI portion of the system. In addition, our new App is expected to be launched in December 2018.

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

Results of operations for the three months ended April 30, 2018 and 2017

We have not earned any revenues since our inception on May 14, 2012. We do not expect to generate any revenue until we have successfully marketed and sold our drone security system.

We incurred operating expenses in the amount of $228,727 for the three months ended April 30, 2018, as compared with $41,367 for the same period ended 2017. Our operating expenses for the three months ended April 30, 2018 were mainly attributable to general and administrative expenses of $26,500, management compensation of $184,667 and professional fees of $14,546 and whereas our operating expenses for the three months ended April 30, 2017 were mainly attributable to professional fees of $31,855 and general and administrative expenses of $7,270.

We expect our operating expenses to increase in future quarters, as we take more steps to advance our business plan.

We incurred other expenses of $253,758 and other expenses of $2,873 for the three months ended April 30, 2018 and 2017, respectively. Our other expenses for the three months ended April 30, 2018 is the result amortization of debt discount, interest expense, amortization of deferred financing and change in derivative liability. Other expenses for the three months ended April 30, 2017 is the result of interest expense.

We incurred a net loss in the amount of $482,485 for the three months ended April 30, 2018, as compared with a net loss of $44,240 for the same period ended 2017.

Liquidity and Capital Resources

As of April 30, 2018, we had current assets of $212,179 and total assets of $296,302. Our total current liabilities as of April 30, 2018 were $1,522,805. As a result, we had a working capital deficit of $1,310,626 as of April 30, 2018.

Operating activities used $228,500 in cash for the three months ended April 30, 2018, as compared with $37,781 for the three months ended April 30, 2017. Our negative operating cash in 2018 flow was mainly the result of our net loss for the period, and a change in prepaid expenses, offset mainly by stock based compensation and amortization of debt discount. We primarily relied on cash from loans to fund our operations during the period ended April 30, 2018.

Investing activities used $6,000 in cash for the three months ended April 30, 2018, as compared with $20,000 for the three months ended April 30, 2017. Our negative investing cash flow was related to software development of our drone technology.

Financing activities provided $268,400 in cash for the three months ended April 30, 2018, as compared with $75,000 for the three months ended April 30, 2017.

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

Off Balance Sheet Arrangements

As of April 30, 2018, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See Risk Factors contained in our Annual Report on Form 10-K filed with the SEC on June 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Drone Guarder, Inc.

Date:	July 16, 2018

By:	/s/ Adam Taylor Adam Taylor
Title:	Chief Executive Officer and Director

