Form 10-Q
period 2018-07-31
Drone Guarder, Inc.
filed 2018-09-21
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,550,000 as of September 18, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of July 31, 2018 (unaudited) and January 31, 2018 (audited);
F-2	Condensed Statements of Operations for the three and six months ended July 31, 2018 and 2017 (unaudited);
F-3	Condensed Statements of Cash Flows for the six months ended July 31, 2018 and 2017 (unaudited); and
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

BALANCE SHEETS

	July 31, 2018	January 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$112,044	$19,525
Prepaid expenses	188,754
Total Current Assets	300,798	19,525

Fixed Assets
Furniture and Equipment	1,050	1,050
Accumulated Depreciation	(1,050)	(1,040)
Total Fixed Assets	—	10

Investment in intellectual property	90,222	78,123

Total Assets	$391,020	$97,658

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$27,921	$33,016
Accrued expense-related party	—	333,333
Accrued interest	72,621	28,756
Convertible note payable, net of debt discount and deferred financing costs of $358,263 (January 31, 2018- $ 112,500)	441,557	112,500
Promissory notes payable	192,500	192,500
Advances from related party	18,000	18,000
Due to shareholder	2,308	2,308
Derivative Liability	694,997	85,560

Total Liabilities	1,449,904	805,973

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 250,000,000 shares authorized, 134,100,000 (January 31, 2018 – 133,400,000) shares issued and outstanding	134,100	133,400
Series A Preferred Stock	1,000	—
Additional paid in capital	653,603	130,123
Deficit accumulated	(1,847,587)	(971,838)
Total Stockholders’ Equity (Deficiency)	(1,058,884)	(708,315)

Total Liabilities and Stockholders’ Equity	$391,020	$97,658

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF OPERATIONS

	Three months Ended July 31, 2018	Three months Ended July 31, 2017	Six months Ended July 31, 2018	Six months Ended July 31, 2017

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Depreciation Expense	—	52	10	104
General and administrative	24,830	3,219	51,330	10,489
Bank fees	540,	530	1,380	720
Consulting fees	62,050	1,200	64,050	3,200
Management compensation	38,000	26,900	222,667	26,900
Website	—	—	164	—
Professional fees	20,463	11,007	35,009	42,862

TOTAL OPERATING EXPENSES	145,883	42,908	374,610	84,275

LOSS FROM OPERATIONS	(145,883)	(42,908)	(374,610)	(84,275)

OTHER INCOME (EXPENSE)
Interest Expense	(24,386)	(3,953)	(43,865)	(6,826)
Amortization of debt discount	(197,694)	—	(378,569)	—
Amortization of deferred financing	(23,371)		(40,268)
Change in derivative liability	(1,930)	—	(38,437)	—
TOTAL OTHER INCOME (EXPENSE)	(247,381)	(3,953)	(501,139)	(6,826)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(393,264)	$(46,861)	$(875,749)	$(91,101)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	133,633,333	132,900,000	133,516,666	132,900,000

* Less than $0.00 per share

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF CASH FLOWS

	Six months Ended July 31, 2018	Six months Ended July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(875,749)	$(91,101)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	10	104
Stock based compensation	166,667
Amortization of debt discount	378,569	—
Amortization of deferred financing costs	40,268
Change in derivative liability	38,437	—
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(5,095)	(10,554)
Increase in accrued interest	43,865	6,825
Increase in prepaid expenses	(188,754)	—

CASH FLOWS USED IN OPERATING ACTIVITIES	(361,782)	(94,726)
		—
CASH FLOWS FROM INVESTING ACTIVITIES		—
Investment in intellectual property	(12,099)	(23,000)
CASH FLOWS USED BY INVESTING ACTIVITIES	(12,099)	(23,000)
		—
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs	(75,600)
Proceeds from convertible note payable	580,000	—
Proceeds from promissory note payable	—	115,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	504,400	115,000

NET INCREASE (DECREASE) IN CASH	90,519	(2,726)
Cash, beginning of period	19,525	2,726
Cash, end of period	$53,425	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Shares issued for debt	$5,180	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $112,044 and $19,525 of cash as of July 31, 2018 and January 31, 2018, 2017, respectively.

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

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid expenses of $ 188,754 consists of cash advanced to officers to pay future expenses on behalf of the company, which will occur within a year.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2018.

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

NOTE 3 – INVESTMENT IN INTELLECTUAL PROPERTY

On February 24, 2017, the Company paid $20,000 as an initial payment toward software development related to the Drone Guarder technology. In addition, the Company has paid $ 32,722 in additional software development costs to July 31, 2018. On October 2, 2017, the Company issued 500,000 common shares of capital stock with a deemed value of $ 57,500 for services related to the development of the intellectual property.

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER

On December 6, 2016, a shareholder paid expenses of $1,963 on behalf of the Company.

During the year ended January 31, 2018 the shareholder paid net expenses of $ 100 that was not reimbursed as of July 31, 2018.

The balance due to the shareholder was $2,308 and $2,208 as of July 31, 2018 and January 31,2018, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

On November 20, 2014 the Company issued a promissory note payable in the amount of $10,000. The note bears interest at 10% per annum and is due on demand. For the year ended January 31, 2015, this note was recorded in error as an advance from related party, when it should have been recorded as a note payable. This has been reclassified on the balance sheet as of July 31, 2018 and January 31, 2018.

The balance as of July 31, 2018 and January 31, 2018 of advances from related party was $18,000 and $18,000, respectively.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

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

The balance as of July 31, 2018 and January 31, 2018 of notes payable $192,500 and $62,500, respectively.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 17, 2017, the Company entered into a financing arrangement in the principal amount of $445,000 consisting of a convertible promissory note and warrants to purchase common shares of the company. As of July 31, 2018, the company has borrowed $225,000 of the available balance of $ 445,000. The outstanding principal of the Note bears interest at the rate of 10% per annum and is due July 17, 2018. An original debt discount in the amount of $ 25,000 on the issuance of the note and will be amortized over the life of the note.

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

During the period ended July 31, 2018, $112,500 of the debt discount was amortized

On January 17, 2018, the Company issued a convertible note payable the principal amount of $165,0000. principal of the Note bears interest at the rate of 8% per annum and is due January 17, 2019. An original debt discount in the amount of $ 9,000 on the issuance of the note and will be amortized over the life of the note.

The Note is convertible at the option of the holder into common stock of the Company at a conversion price he lesser of the trading price of the the common stock on the trading day prior to the closing date of the note or 50% of the lowest trading or closing bid for the common stock during the 20 trading day period immediately prior to conversion.. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.052, our stock price on the date of grant $.024, expected dividend yield of 0%, expected volatility of 113.400, risk free interest rate of 1.79 for notes payable , and remaining term of 1.00 year. Upon initial valuation, the derivative liability of $156,000 was recorded as a debt discount which is being amortized over the life of the note payable.

On July 27, 2018, the Company issued 700,000 shares of common stock for debt owing of $5,180.

During the period ended July 31, 2018, $89,375 of the debt discount was amortized

On January 22, 2018, the Company issued a convertible note payable the principal amount of $165,0000. principal of the Note bears interest at the rate of 12% per annum and is due October 22, 2018..

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

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the period ended July 31, 2018, $107,250 of the debt discount was amortized.

On May 8, 2018, the Company issued a convertible note payable the principal amount of $125,0000. principal of the Note bears interest at the rate of 8% per annum and is due January 8, 2019.

The “Conversion Price” will be the lesser of (i) the lowest trading price of our common stock during the twenty-five-day trading period prior to the issue date of the Note and (ii) 50% of the lowest trading price of our common stock during the twenty-five-day trading period prior to the conversion. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.024, our stock price on the date of grant $.05, expected dividend yield of 0%, expected volatility of 137.100, risk free interest rate of 2.44 for notes payable , and remaining term of .75 year. . Upon initial valuation, the derivative liability of $125,000 was recorded as a debt discount which is being amortized over the life of the note payable.

During the period ended July 31, 2018, $34,722 of the debt discount was amortized.

On May 10, 2018, the Company issued a convertible note payable the principal amount of $125,0000. principal of the Note bears interest at the rate of 12% per annum and is due January 9, 2019.

The “Conversion Price” will be the lesser of (i) the lowest trading price of our common stock during the twenty-five-day trading period prior to the issue date of the Note and (ii) 50% of the lowest trading price of our common stock during the twenty-five-day trading period prior to the conversion. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.024, our stock price on the date of grant $.05, expected dividend yield of 0%, expected volatility of 137.100, risk free interest rate of 2.44 for notes payable , and remaining term of .75 year. . Upon initial valuation, the derivative liability of $125,000 was recorded as a debt discount which is being amortized over the life of the note payable.

During the period ended July 31, 2018, $34,722 of the debt discount was amortized.

On issuance of the notes payable, financing fees of $ 84,600 were deducted from loan proceeds. These have been deferred and are being amortized over the terms of the loans. During the period ended July 31, 2018, $40,268 of the deferred financing costs was amortized.

NOTE 8 – COMMON STOCK

The Company has 250,000,000, $0.001 par value shares of common stock authorized.

Effective September 9, 2014 the Company’s board of directors and majority of its shareholders approved a 20 for 1 forward split of the Company’s common stock.

On October 2, 2017, the Company agreed to issue 500,000 shares of common stock valued at $57,500 for consulting services, which has been capitalized as part of investment in intellectual property.

On July 16, 2018, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up 1,000,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 1,000 votes for each share held. Holders of Series A Preferred Stock are entitled to convert each share held for 10 shares of common stock.

On July 16, 2018, we issued to an officer 1,000,000 shares of our newly created Series A Preferred Stock in lieu of the 10,000,000 shares of common stock owed to him under his employment agreement.

On July 27, 2018, the Company issued 700,000 shares of common stock for debt in the amount of $5,180

There were 134,100,000 shares of common stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding as of July 31, 2018.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Effective May 3, 2017, the Company entered into an employment agreement with its new chief executive officer. Under the agreement, the Company agreed to compensate the officer $36,000 annually and to provide him with 10 million shares of common stock, if the agreement is renewed after the first year. During the year ended January 31, 2018, a pro-rated accrual of $ 333,333 of management compensation was recorded in the financial statements based on the share value of $ 0.052 per share and recorded as accrued expenses-related party. . For the period ended July 31, 2018 an additional accrual of of $ 187,000 of management compensation has been recorded in the financial statements based on the share value of $ 0.052 per share value when the shares were issued. On May 25, 2018, the Company renewed the employment agreement of the officer and the shares were issued.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of July 31, 2018. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2018 through the date these financial statements were issued and has determined that, aside from that set forth below, it does not have any material subsequent events to disclose in these financial statements.

On August 1, 2018, Drone Guarder, Inc., a Nevada corporation (the “Company”) entered into a Securities Purchase Agreement (the “Power Up SPA”) with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $153,000. On August 1, 2018, the Company issued Power Up a $153,000 convertible promissory note (the “Power Up Note”). The Power Up Note entitles the holder to 12% interest per annum and matures on May 15, 2019.

Power Up may convert the Power Up Note into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Power Up Note, at a price equal to 65% of the lowest two (2) trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. The beneficial ownership limitation may not be waived by Power Up.

Subsequent to July 31, 2018, the company issued 2,450,000 shares of common stock in the company for $ 16,320 of debt.

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

Results of Operations for the Three and Six Months ended July 31, 2018 and 2017

We have not earned any revenues since our inception on May 14, 2012. We do not expect to generate any revenue until we have successfully marketed and sold our drone security system.

We incurred operating expenses in the amount of $145,883 for the three months ended July 31, 2018, as compared with $42,908 for the same period ended 2017. Our operating expenses for the three months ended July 31, 2018 were mainly attributable to consulting fees of $62,050, management compensation of $38,000, general and administrative expenses of $24,830 and professional fees of 20,463 and whereas our operating expenses for the three months ended July 31, 2017 were mainly attributable to management compensation of $26,900 professional fees of $11,007 and general and administrative expenses of $3,219.

We incurred operating expenses in the amount of $374,610 for the six months ended July 31, 2018, as compared with $84,275 for the same period ended 2017. Our operating expenses for the six months ended July 31, 2018 were mainly attributable to management compensation of $222,667, consulting fees of $64,050, general and administrative expenses of $51,330, and professional fees of $35,009, and whereas our operating expenses for the six months ended July 31, 2017 were mainly attributable to professional fees of $42,862, management compensation of $26,900 and general and administrative expenses of $10,489.

We expect our operating expenses to increase in future quarters, as we take more steps to advance our business plan.

We incurred other expenses of $247,381 and other expenses of $3,953 for the three months ended July 31, 2018 and 2017, respectively. Our other expenses for the three months ended July 31, 2018 is mainly the result of amortization of debt discount, interest expense and amortization of deferred financing. Other expenses for the three months ended July 31, 2017 is the result of interest expense.

We incurred other expenses of $501,139 and other expenses of $6,826 for the six months ended July 31, 2018 and 2017, respectively. Our other expenses for the six months ended July 31, 2018 is the result of amortization of debt discount, interest expense, amortization of deferred financing and by change in derivative liability. Other expenses for the six months ended July 31, 2017 is the result of interest expense.

We incurred a net loss in the amount of $393,264 for the three months ended July 31, 2018, as compared with a net loss of $46,861 for the same period ended 2017. We incurred a net loss in the amount of $875,749 for the six months ended July 31, 2018, as compared with a net loss of $91,101 for the same period ended 2017.

Liquidity and Capital Resources

As of July 31, 2018, we had current assets of $300,798 and total assets of $391,020. Our total current liabilities as of July 31, 2018 were $1,449,904. As a result, we had a working capital deficit of $1,149,106 as of July 31, 2018.

Operating activities used $361,782 in cash for the six months ended July 31, 2018, as compared with $94,726 for the six months ended July 31, 2017. Our negative operating cash in 2018 flow was mainly the result of our net loss for the period and an increase in prepaid expenses of $188,754. We primarily relied on cash from loans to fund our operations during the period ended July 31, 2018.

Investing activities used $12,099 in cash for the six months ended July 31, 2018, as compared with $23,000 for the six months ended July 31, 2017. Our negative investing cash flow was related to software development of our drone technology.

Financing activities provided $504,400 in cash for the six months ended July 31, 2018, as compared with $115,000 for the six months ended July 31, 2017.

We received proceeds from convertible promissory notes with an aggregate principal amount of $580,000. These notes are described in note 7 to our financial statements included herein, and include the notes dated January 17, 2018, January 22, 2018, May 8, 2018 and May 10, 2018.

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

Off Balance Sheet Arrangements

As of July 31, 2018, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See Risk Factors contained in our Annual Report on Form 10-K filed with the SEC on June 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2018, we issued to an officer 1,000,000 shares of our newly created Series A Preferred Stock in lieu of the 10,000,000 shares of common stock owed to him under his employment agreement.

On July 27, 2018, the Company issued 700,000 shares of common stock for debt owing of $ 5,180.

Subsequent to July 31, 2018, the company issued 2,450,000 shares of common stock in the company for $16,320 of debt.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Drone Guarder, Inc.

Date:	September 21, 2018

By:	/s/ Adam Taylor Adam Taylor
Title:	Chief Executive Officer and Director

