Form 10-Q
period 2018-10-31
Drone Guarder, Inc.
filed 2019-02-15
CIK 1574863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 173,750,000 as of January 25, 2019

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of October 31, 2018 (unaudited) and January 31, 2018 (audited);
F-2	Condensed Statements of Operations for the three and nine months ended October 31, 2018 and 2017 (unaudited);
F-3	Condensed Statements of Cash Flows for the nine months ended October 31, 2018 and 2017 (unaudited); and
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

BALANCE SHEETS

	(Unaudited) October 31, 2018	(Audited) January 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$31,514		$19,525
Prepaid expenses - related party	$388,125	$
Total Current Assets	419,639		19,525

Fixed Assets
Furniture and Equipment	1,050		1,050
Accumulated Depreciation	(1,050)		(1,040)
Total Fixed Assets	0		10

Investment in intellectual property	$95,894		$78,123

Total Assets	$515,533		$97,658

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Current Liabilities
Accrued expenses	$25,821		$33,016
Accrued expense-related party	0		333,333
Accrued interest	101,329		28,756
Convertible note payable, net of debt discount and deferred financing costs of $343,866 ( January 31, 2018- $ 112,500)	$701,234		$112,500
Promissory notes payable	192,500		192,500
Advances from related party	18,000		18,000
Due to shareholder	2,308		2,308
Derivative Liability	1,133,086		85,560

Total Liabilities	2,174,278		805,973

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001; 5,000,000,000 shares authorized, 142,950,000 (January 31, 2018 – 133,400,000) shares issued and outstanding	142,950		133,400
Series A Preferred Stock, par value $0.001; 1,000,000 shares authorized, 1,000,000 (January 31, 2018 - nil) shares issued and outstanding	1,000		0
Additional paid in capital	683,473		130,123
Deficit accumulated	(2,486,168)		(971,838
Total Stockholders’ Equity (Deficiency)	(1,658,745)		(708,315)

Total Liabilities and Stockholders’ Equity	$515,533		$97,658

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended October 31, 2018	Three months Ended October 31, 2017	Nine months Ended October 31, 2018	Nine months Ended October 31, 2017

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Depreciation Expense	—	52	10	156
General and administrative	74,054	5,476	125,384	15,965
Bank fees	944	330	2,324	1,050
Consulting fees	49,050	700	113,100	3,900
Management compensation	12,000	75,000	234,667	101,900
Website	—	0	164	—
Professional fees	12,339	9,559	47,348	52,420

TOTAL OPERATING EXPENSES	148,391	91,117	522,997	175,391

LOSS FROM OPERATIONS	(148,391)	(91,117)	(522,997)	(175,391)

OTHER INCOME (EXPENSE)
Interest Expense	(28,708)	(5,312)	(72,573)	(12,138)
Amortization of debt discount	(275,341)	(10,754)	(654,000)	(10,754)
Amortization of deferred financing	(25,183)		(67,529)
Change in derivative liability	(158,794)	118,757	(197,231)	118,757
TOTAL OTHER INCOME (EXPENSE)	(488,026)	102,751	(991,333)	95,925

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(636,417)	$11,634	$(1,514,330)	$(79,466)

NET LOSS PER SHARE: BASIC AND DILUTED	*	*	*	*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 20-1 forward stocks split)	139,483,333	132,900,000	135,505,556	132,900,000

* Less than $0.00 per share

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF Stockholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance, January 31, 2017	132,900,000	132,900	—	—	$73,123	$(308,842)	$(102,819)

Shares for services at $0.115	500,000	500			57,000		57,500
Net loss for the period ended January 31, 2018	—	—			—	(662,996)	(727)

Balance as of January 31, 2018	133,400,000	133,400	—	—	130,123	(971,838)	(708,315)

Shares issued for debt	9,550,000	9,550			34,350		43,900

Shares issued for compensation			1,000,000	1,000	519,000		520,000
Net loss for the period ended October 31, 2018	—	—			—	(1,514,330)	(1,514,330)

Balance as of October 31, 2018	142,950,000	142,950	1,000,000	1,000	683,473	(2,486,168)	(1,658,745)

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended October 31, 2018	Nine months Ended October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,514,330)	$(79,466)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	10	156
Stock based compensation	186,667
Amortization of debt discount	654,000	10,754
Amortization of deferred financing costs	67,529	—
Change in derivative liability	197,231	(118,187)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(7,195)	(10,554)
Increase in accrued interest	72,573	12,138
Increase in prepaid expenses	(388,125)	—

CASH FLOWS USED IN OPERATING ACTIVITIES	(731,640)	(185,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intellectual property	(17,771)	(29,150)
CASH FLOWS USED BY INVESTING ACTIVITIES	(17,771)	(29,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs	(102,600)
Proceeds from convertible note payable	864,000	200,000
Proceeds from promissory note payable	—	115,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	761,400	315,000

NET INCREASE (DECREASE) IN CASH	11,989	115,061
Cash, beginning of period	19,525	2,726
Cash, end of period	$31,514	$117,787

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON CASH TRANSACTIONS:
Shares issued for debt	$43,900	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of Drone Guarder, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $31,514 and $19,525 of cash as of October 31, 2018 and January 31, 2018, 2017, respectively.

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

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid expenses

Prepaid expenses, consisting primarily of cash advanced to officers to pay future expenses on behalf of the company, which will occur within a year . During the period ended October 31, 2018 the company advanced to an officer $ 461,483 of which the officer has paid expenses of $ $ 73,358 on behalf of the company as of October 31, 2018.

The balance of prepaid expenses advanced to the officer was $388,125 and $nil as of October 31, 2018 and January 31,2018, respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2018.

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

Recent Accounting Pronouncements

In May 2014, and later amended in August 2015, the Financial Accounting Standards Board ("FASB") issued new Accounting Standards Update ("ASU") regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company adopted the standard effective January 1, 2018 with no impact n the Company's financial statements.

NOTE 3 – INVESTMENT IN INTELLECTUAL PROPERTY

On February 24, 2017, the Company paid $20,000 as an initial payment toward software development related to the Drone Guarder technology. In addition, the Company has paid $18,394 in additional software development costs to October 31, 2018. On October 2, 2017, the Company issued 500,000 common shares of capital stock with a deemed value of $57,500 for services related to the development of the intellectual property.

The Company will amortize its acquired intangible assets with definite lives over the estimated economic life of the completed product once it has been completed.

NOTE 4 – LOANS FROM DIRECTOR AND SHAREHOLDER

During the year ended January 31, 2018, the shareholder paid net expenses of $100 that was not reimbursed as of October 31, 2018.

The balance due to the shareholder was $2,308 and $2,308 as of October 31, 2018 and January 31, 2018, respectively.

NOTE 5 – ADVANCES FROM RELATED PARTY

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

The balance as of October 31, 2018 and January 31, 2018 of advances from related party was $18,000 and $18,000, respectively.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

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

The balance as of October 31, 2018 and January 31, 2018 of notes payable $192,500 and $192,500, respectively.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 17, 2017, the Company entered into a financing arrangement in the principal amount of $445,000 consisting of a convertible promissory note and warrants to purchase common shares of the company. As of October 31, 2018, the company has borrowed $225,000 of the available balance of $ 445,000. The outstanding principal of the Note bears interest at the rate of 10% per annum and is due July 17, 2018. An original debt discount in the amount of $ 25,000 on the issuance of the note and will be amortized over the life of the note.

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

The note payable is currently in default. As a result the lender is entitled to increase the interest rate on the note to 22% and to increase the conversion eligible amount of the note by 15% for each major default.

As of October 31, 2018 the derivative liability associated with the note payable and the warrants are $ 0 and the balance of debt discount is $ 0.

On January 17, 2018, the Company issued a convertible note payable the principal amount of $165,000. Principal of the Note bears interest at the rate of 8% per annum and is due January 17, 2019. An original debt discount in the amount of $ 9,000 on the issuance of the note and will be amortized over the life of the note.

The Note is convertible at the option of the holder into common stock of the Company at a conversion price he lesser of the trading price of the common stock on the trading day prior to the closing date of the note or 50% of the lowest trading or closing bid for the common stock during the 20 trading day period immediately prior to conversion.. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.052, our stock price on the date of grant $.024, expected dividend yield of 0%, expected volatility of 113.400, risk free interest rate of 1.79 for notes payable, and remaining term of 1.00 year. Upon initial valuation, the derivative liability of $156,000 was recorded as a debt discount which is being amortized over the life of the note payable.

As of October 31, 2018, the derivative liability was recalculated using the Binomial Fair Value Model as $ 297,793 and there is an unamortized balance of debt discount of $ 34,375.

On January 22, 2018, the Company issued a convertible note payable the principal amount of $165,000. Principal of the Note bears interest at the rate of 12% per annum and is due October 22, 2018.

The “Conversion Price” will be the lesser of (i) the lowest trading price of our common stock during the twenty-five-day trading period prior to the issue date of the Note and (ii) 50% of the lowest trading price of our common stock during the twenty-five-day trading period prior to the conversion. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.037, our stock price on the date of grant $.079, expected dividend yield of 0%, expected volatility of 113.400, risk free interest rate of 1.79 for notes payable, and remaining term of .75 year. Upon initial valuation, the derivative liability of $165,000 was recorded as a debt discount which is being amortized over the life of the note payable.

As of October 31, 2018, the derivative liability was recalculated using the Binomial Fair Value Model as $ 297,793 and there is an unamortized balance of debt discount of $ 34,375.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On May 8, 2018, the Company issued a convertible note payable the principal amount of $125,000. Principal of the Note bears interest at the rate of 8% per annum and is due January 8, 2019.

The “Conversion Price” will be the lesser of (i) the lowest trading price of our common stock during the twenty-five-day trading period prior to the issue date of the Note and (ii) 50% of the lowest trading price of our common stock during the twenty-five-day trading period prior to the conversion. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.024, our stock price on the date of grant $.05, expected dividend yield of 0%, expected volatility of 137.100, risk free interest rate of 2.44 for notes payable, and remaining term of .75 year. Upon initial valuation, the derivative liability of $125,000 was recorded as a debt discount which is being amortized over the life of the note payable.

As of October 31, 2018, the derivative liability was recalculated using the Binomial Fair Value Model as $ 225,674 and there is an unamortized balance of debt discount of $ 48,611.

On May 10, 2018, the Company issued a convertible note payable the principal amount of $125,000. Principal of the Note bears interest at the rate of 12% per annum and is due January 9, 2019.

The “Conversion Price” will be the lesser of (i) the lowest trading price of our common stock during the twenty-five-day trading period prior to the issue date of the Note and (ii) 50% of the lowest trading price of our common stock during the twenty-five-day trading period prior to the conversion. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.024, our stock price on the date of grant $.05, expected dividend yield of 0%, expected volatility of 137.100, risk free interest rate of 2.44 for notes payable, and remaining term of .75 year. Upon initial valuation, the derivative liability of $125,000 was recorded as a debt discount which is being amortized over the life of the note payable.

As of October 31, 2018, the derivative liability was recalculated using the Binomial Fair Value Model as $ 225,674 and there is an unamortized balance of debt discount of $ 48,611.

On August 1, 2018, Drone Guarder, Inc., a Nevada corporation (the “Company”) entered into a Securities Purchase Agreement (the “Power Up SPA”) with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $153,000. On August 1, 2018, the Company issued Power Up a convertible note totaling $153,000 (the “Power Up Note”). The Power Up Note entitles the holder to 12% interest per annum and matures on May 15, 2019.

Power Up may convert the Power Up Note into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Power Up Note, at a price equal to 65% of the lowest two (2) trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. The beneficial ownership limitation may not be waived by Power Up. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.0143, our stock price on the date of grant $.022, expected dividend yield of 0%, expected volatility of 131.300, risk free interest rate of 2.16 for notes payable , and remaining term of .80 year. . Upon initial valuation, the derivative liability of $149,884 was recorded as a debt discount which is being amortized over the life of the note payable.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

As of October 31, 2018, the derivative liability was recalculated using the Binomial Fair Value Model as $204,305 and there is an unamortized balance of debt discount of $ 99,923.

On August 29, 2018, Drone Guarder, Inc., a Nevada corporation (the “Company”) entered into a Securities Purchase Agreement (the “Power Up SPA”) with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $78,000. On August 29, 2018, the Company issued Power Up a convertible note of $78,000 (the “Power Up Note”). The Power Up Note entitles the holder to 12% interest per annum and matures on June 19, 2019.

Power Up may convert the Power Up Note into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Power Up Note, at a price equal to 65% of the lowest two (2) trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. The beneficial ownership limitation may not be waived by Power Up. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.0117, our stock price on the date of grant $.018, expected dividend yield of 0%, expected volatility of 131.300, risk free interest rate of 2.16 for notes payable , and remaining term of .80 year. . Upon initial valuation, the derivative liability of $76,411 was recorded as a debt discount which is being amortized over the life of the note payable.

As of October 31, 2018, the derivative liability was recalculated using the Binomial Fair Value Model as $ 104,122 and there is an unamortized balance of debt discount of $ 50,941.

On October 11, 2018, Drone Guarder, Inc., a Nevada corporation (the “Company”) entered into a Securities Purchase Agreement (the “Power Up SPA”) with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note evidencing a loan of $53,000. On August 1, 2018, the Company issued Power Up a convertible note of $53,000 (the “Power Up Note”). The Power Up Note entitles the holder to 12% interest per annum and matures on July 30, 2019.

Power Up may convert the Power Up Note into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Power Up Note, at a price equal to 65% of the lowest two (2) trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates. The beneficial ownership limitation may not be waived by Power Up. Upon issue, the Company recorded derivative liabilities for the conversion feature of the convertible notes and warrants, based up on the Binomial Fair Value Model and using the following assumptions: an exercise price of $0.0061, our stock price on the date of grant $.012, expected dividend yield of 0%, expected volatility of 131.300, risk free interest rate of 2.44 for notes payable , and remaining term of .80 year. . Upon initial valuation, the derivative liability of $70,200 was recorded as a debt discount which is being amortized over the life of the note payable.

As of October 31, 2018, the derivative liability was recalculated using the Binomial Fair Value Model as $ 75,335 and there is an unamortized balance of debt discount of $ 35,344.

On issuance of the notes payable, financing fees and legal fees of $ 93,600 were deducted from loan proceeds. These have been deferred and are being amortized over the terms of the loans. During the period ended October 31, 2018, $ 67,529 of the deferred financing costs was amortized. The balance of deferred financing costs as at October 31, 2018 is $ 26,071.

During the period ended October 31, 2018, the Company issued 9,550,000 shares of common stock in settlement of promissory notes in the amount of $43,900.

DRONE GUARDER, INC.

(FORMERLY VOPIA, INC.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

NOTE 8 – EQUITY

The Company has 5,000,000,000, $0.001 par value shares of common stock authorized.

Effective September 9, 2014 the Company’s board of directors and majority of its shareholders approved a 20 for 1 forward split of the Company’s common stock.

On October 2, 2017, the Company agreed to issue 500,000 shares of common stock valued at $ 57,500 for consulting services, which has been capitalized as part of investment in intellectual property.

During the period ended October 31, 2018, the Company issued 9,550,000 shares of common stock in settlement of promissory notes in the amount of $43,900

On July 16, 2018, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up 1,000,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 1,000 votes for each share held. Holders of Series A Preferred Stock are entitled to convert each share held for 10 shares of common stock.

On July 16, 2018, we issued to an officer 1,000,000 shares of our newly created Series A Preferred Stock in lieu of the 10,000,000 shares of common stock owed to him under his employment agreement, valued on the date of issuance at $520,000.

There were 142,950,000 shares of common stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding as of October 31, 2018.

NOTE 9– RELATED PARTY TRANSACTIONS

During the year ended January 31, 2018 the shareholder paid net expenses of $100 that was not reimbursed as of October 31, 2018.

The balance due to the shareholder was $2,308 and $2,308 as of October 31, 2018 and January 31, 2018, respectively.

On May 14, 2014 the Company received advances from a related party in the amount of $18,000. The advances are unsecured, non-interest bearing, with no specified terms of repayment.

The balance as of October 31, 2018 and January 31, 2018 of advances from related party was $18,000 and $18,000, respectively.

Prepaid expenses, consisting primarily of cash advanced to officers to pay future expenses on behalf of the company, which will occur within a year. During the period ended October 31, 2018 the company advanced to an officer $461,483 of which the officer has paid expenses of $73,358 on behalf of the company as of October 31, 2018.

The balance of prepaid expenses to the officer was $388,125 and $nil as of October 31, 2018 and January 31, 2018, respectively.

On July 16, 2018, we issued to an officer 1,000,000 shares of our newly created Series A Preferred Stock in lieu of the 10,000,000 shares of common stock owed to him under his employment agreement, valued on the date of issuance at $520,000.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Effective May 3, 2017, the Company entered into an employment agreement with its new chief executive officer. Under the agreement, the Company agreed to compensate the officer $36,000 annually and to provide him with 10 million shares of common stock, if the agreement is renewed after the first year. During the year ended January 31, 2018, a pro-rated accrual of $333,333 of management compensation was recorded in the financial statements based on the share value of $0.052 per share and recorded as accrued expenses-related party. For the period ended October 31, 2018 an additional accrual of $187,000 of management compensation has been recorded in the financial statements based on the share value of $0.052 per share value when the shares were issued. On May 25, 2018, the Company renewed the employment agreement of the officer and the shares were issued.

NOTE 11 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of October 31, 2018. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2018 through the date these financial statements were issued and has determined that, aside from that set forth below, it does not have any material subsequent events to disclose in these financial statements.

Subsequent to October 31, 2018, the Company issued 30,800,000 shares of common stock in settlement of promissory notes payable in the amount of $39,800.

On December 18, 2018, the Company increased the total number of authorized shares of common stock to 5,000,000,000.

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

We originally decided to pursue an agreement with a Chinese company to develop our drone hardware. In the past three months, however, we have been working on a number of technical issues the main one being the dynamic video streaming from the drone to the cloud. The DG Intruder drone has an onboard flash video storage card but at the same time we need to stream the video footage to the cloud to be stored and reviewed at any time. We came to the realization that our Chinese partners would not be able to complete this task for us.

During the past three months, we have worked on the DJI Mavic Drone platform and integrated our technology to demonstrate some of our AI capabilities. We have also built a Windows APP for the drone and the control functions.

We also plan on working with Skydio and its drone platform as we believe technically Skydio has promising neural network AI available in the drone market today. Our technicians are working on integrating the Skydio software development kit into our DG Intruder. We are very confident that we can deliver the day night time on board cameras, autonomous following and anti-collision capabilities, which includes the security sweep and call home functions of the drone functionality, and cloud video streaming functionality.

We hope to officially partner with Skydio when we have completed our development phase 1 program and will release our prototype in Q2 with the goal of releasing our DG Intruder product in Q3.

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

Results of Operations for the Three and Nine Months ended October 31, 2018 and 2017

We have not earned any revenues since our inception on May 14, 2012. We do not expect to generate any revenue until we have successfully marketed and sold our drone security system.

We incurred operating expenses in the amount of $148,391 for the three months ended October 31, 2018, as compared with $91,117 for the same period ended 2017. Our operating expenses for the three months ended October 31, 2018 were mainly attributable to general and administrative expenses of $74,054, consulting fees of $49,500, professional fees of $12,339, management compensation of $12,000 and bank fees of $944 and whereas our operating expenses for the three months ended October 31, 2017 were mainly attributable to management compensation of $75,000 professional fees of $9,559 and general and administrative expenses of $5,476.

We incurred operating expenses in the amount of $522,997 for the nine months ended October 31, 2018, as compared with $175,391 for the same period ended 2017. Our operating expenses for the nine months ended October 31, 2018 were mainly attributable to management compensation of $234,667, consulting fees of $113,100, general and administrative expenses of $125,384, and professional fees of $47,348, and whereas our operating expenses for the nine months ended October 31, 2017 were mainly attributable to management compensation of $101,900, professional fees of $52,420, and general and administrative expenses of $15,965.

We expect our operating expenses to increase in future quarters, as we take more steps to advance our business plan.

We incurred other expenses of $488,026 for the three months ended October 31, 2018, as compared with other income of $102,751 for the same period ended 2017. We incurred other expenses of $991,333 for the nine months ended October 31, 2018, as compared with other income of $95,925 for the same period ended 2017.

Our other expenses for the three and nine months ended October 31, 2018 is mainly the result of amortization of debt discount, interest expense and amortization of deferred financing. Our positive other income for the three and nine months ended October 31, 2017 is the result of a change in derivative liabilities.

We incurred a net loss in the amount of $636,417 for the three months ended October 31, 2018, as compared with net income of $11,634 for the same period ended 2017. We incurred a net loss in the amount of $1,514,330 for the nine months ended October 31, 2018, as compared with a net loss of $79,466 for the same period ended 2017.

Liquidity and Capital Resources

As of October 31, 2018, we had current assets of $419,640 and total assets of $515,533. Our total current liabilities as of October 31, 2018 were $2,174,278. As a result, we had a working capital deficit of $1,754,639 as of October 31, 2018.

Operating activities used $731,640 in cash for the nine months ended October 31, 2018, as compared with $185,789 used for the nine months ended October 31, 2017. Our negative operating cash in 2018 flow was mainly the result of our net loss for the period and an increase in prepaid expenses. We primarily relied on cash from loans to fund our operations during the period ended October 31, 2018.

Investing activities used $17,771 in cash for the nine months ended October 31, 2018, as compared with $29,150 for the nine months ended October 31, 2017. Our negative investing cash flow was related to software development of our drone technology.

Financing activities provided $761,400 in cash for the nine months ended October 31, 2018, as compared with $315,000 for the nine months ended October 31, 2017.

During the period ended October 31, 2018, we entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased convertible promissory notes evidencing a loans of $284,000. The Power Up Note entitles the holder to 12% interest per annum and matures on May 15, 2019.

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

On issuance of the notes payable, financing fees of $102,600 were deducted from loan proceeds.

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

Off Balance Sheet Arrangements

As of October 31, 2018, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See Risk Factors contained in our Annual Report on Form 10-K filed with the SEC on June 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended October 31, 2018, we issued 9,550,000 shares of common stock for debt in the amount of $43,900.

Subsequent to October 31, 2018, we issued 30,800,000 shares of common stock in settlement of debt in the amount of $ 39,800.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

 Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Drone Guarder, Inc.

Date:	February 15, 2019

By:	/s/ Adam Taylor Adam Taylor
Title:	Chief Executive Officer and Director

